Form 10-Q
period 2025-03-31
Lord Abbett Private Credit Fund S
filed 2025-05-14
CIK 2041841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01843

Lord Abbett Private Credit Fund S

(Exact name of registrant as specified in its charter)

Delaware	99-5126353
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

30 Hudson Street Jersey City, New Jersey	07302
(Address of principal executive offices)	(Zip Code)

(888) 522-2388

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 14, 2025, the registrant had 2,280,000 shares of common stock, $0.01 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. We are externally managed by the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	risk associated with possible disruptions in our operations or the economy generally;

•	changes in the general interest rate environment;

•	general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with our Adviser and its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing and amount of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a BDC and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

•	the impact on our business of U.S. and international financial reform legislation, rules and regulations;

•	the effect of changes in tax laws and regulations and interpretations thereof; and

•	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. This Quarterly Report on Form 10-Q contains forward-looking statements, which may relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we may file with the SEC in the future, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Lord Abbett Private Credit Fund S

Consolidated Statements of Assets and Liabilities (Unaudited)

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

	March 31, 2025	December 31, 2024

ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost $107,228 and $43,714, respectively)	$107,308		$43,714
Cash and cash equivalents	1,484		3,855
Interest receivable from non-controlled/non-affiliated investments	810		299
Due from adviser	413		95
Receivable for investments sold	18		—
Total assets	$110,033		$47,963

LIABILITIES
Debt (net of deferred financing costs of $37 and $111, respectively) (Note 5)	$51,963		$27,189
Interest payable	403		210
Due to adviser	161		161
Professional fees payable	139		34
Organizational cost payable	180		—
Distribution payable	—		$152
Accrued expenses and other liabilities	43		17
Total liabilities	$52,889		$27,763
Total net assets	$57,144		$20,200
Commitments and contingencies (Note 6)
NET ASSETS
Common shares, $0.01 par value (2,280,000 and 0 shares issued and outstanding, respectively, unlimited number of authorized shares)	$23		$—
Paid in capital in excess of par value	56,977		20,200
Total distributable earnings /(accumulated loss)	144		—
Total net assets	$57,144		$20,200
Total liabilities and net assets	$110,033		$47,963
Net asset value per share	$25.06	$	N/A

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund S

Consolidated Statement of Operations (Unaudited)

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

For the three months ended March 31, 2025
Investment income
Non-controlled/non-affiliated investments:
Interest income	$1,907
Fee income	78
Total investment income	$1,985

Expenses
Interest expense	$960
Organizational costs	180
Professional fees	141
Other general & administrative	69
Total expenses	$1,350
Expense reimbursement (Note 3)	$(413)
Net expenses	$937
Net investment income (loss)	$1,048

Net change in unrealized appreciation/(depreciation)
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	$80
Net change in unrealized appreciation/(depreciation)	$80
Net change in unrealized appreciation/(depreciation)	$80
Net increase (decrease) in net assets resulting from operations	$1,128

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund S
Consolidated Statement of Changes in Net Assets (Unaudited)
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

For the three months ended March 31, 2025
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	$1,048
Net change in unrealized appreciation/(depreciation)	80
Net increase (decrease) in net assets resulting from operations	$1,128

Distributions to common shareholders from:
Income distributions	$(984)
Net decrease in net assets resulting from distributions	$(984)

Capital share transactions
Proceeds from capital contributions/shares sold	$36,800
Net increase (decrease) from capital share transactions	$36,800
Total increase (decrease) in net assets	36,944
Net assets, beginning of period	20,200
Net assets, end of period	$57,144

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund S

Consolidated Statement of Cash Flows (Unaudited)

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

For the three months ended March 31, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,128
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation	(80)
Purchases of investments	(64,641)
Proceeds from principal repayments	1,174
Net amortization (accretion) on investments	(47)
Amortization of deferred financing costs	74
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(511)
Due from Adviser	(318)
Receivable for investments sold	(18)
Organizational costs payable	180
Interest payable	193
Professional fees payable	105
Accrued expenses and other liabilities	26
Net cash provided by (used in) operating activities	(62,735)
Cash flows from financing activities:
Borrowings of debt	59,200
Repayments of debt	(34,500)
Proceeds from capital contributions/shares sold	36,800
Income distributions to common shareholders	(1,136)
Net cash provided by (used in) financing activities	60,364
Net increase (decrease) in cash and cash equivalents	(2,371)
Cash and cash equivalents, beginning of period	3,855
Cash and cash equivalents, end of period	$1,484
Supplemental cash flow information
Interest paid during the period	$693

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund S

Consolidated Schedules of Investments (Unaudited)

March 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Secured Debt— non-controlled/non-affiliated(4) (6)
Aerospace & Defense
Electro Methods	3M S + 4.75%	9.08%	2/23/2032	10,779	$10,619	$10,619	18.58%
Electro Methods (Revolver)(8)	3M S + 4.75%	N/A	2/23/2032	—	(38)	(38)	(0.07)
					10,581	10,581	18.51
Air Freight & Logistics
RJW Logistics Group, Inc	3M S + 5.25%	9.55%	11/26/2031	15,324	15,174	15,209	26.62
RJW Logistics Group, Inc (Delayed Draw)(8)	3M S + 5.25%	N/A	11/1/2031	—	(5)	(8)	(0.01)
					15,169	15,201	26.61
Commercial Services & Supplies
Ambient Enterprises Holdco, LLC	3M S + 5.75%	10.05%	12/27/2031	6,997	6,929	6,929	12.13
Ambient Enterprises Holdco, LLC (Delayed Draw)(8)	3M S + 5.75%	N/A	6/30/2030	—	(2)	(2)	—
JFL-Atomic AcquisitionCo, Inc.	3M S + 4.75%	9.07%	2/20/2031	17,442	17,183	17,183	30.07
JFL-Atomic AcquisitionCo, Inc. (Delayed Draw)(8)	3M S + 4.75%	9.05%	2/20/2031	273	216	216	0.38
JFL-Atomic AcquisitionCo, Inc. (Revolver)(8)	3M S + 4.75%	N/A	2/20/2031	—	(35)	(35)	(0.06)
					24,291	24,291	42.52
Health Care Providers & Services
Continental Buyer Inc (Delayed Draw)(8)	3M S + 4.50%	N/A	4/2/2031	—	(31)	(48)	(0.08)
Continental Buyer Inc (Revolver)(8)	3M S + 4.50%	N/A	4/2/2031	—	(24)	(18)	(0.03)
Flourish Research Acquisition, LLC	3M S + 5.00%	9.30%	11/6/2031	12,629	12,450	12,503	21.88
Flourish Research Acquisition, LLC (Revolver)(8)	3M S + 5.00%	N/A	11/6/2031	—	(26)	(18)	(0.03)
Flourish Research Acquisition, LLC (Delayed Draw)(8)	3M S + 5.00%	9.30%	11/6/2031	2,133	2,101	2,099	3.67
					14,470	14,518	25.41
Insurance
Keystone Agency Investors	3M S + 4.75%	9.04%	5/3/2027	5,250	5,201	5,201	9.10
Keystone Agency Investors (Delayed Draw)(8)	3M S + 4.75%	N/A	5/3/2027	—	(45)	(45)	(0.08)
World Insurance Associates, LLC (Delayed Draw)8)	3M S + 5.00%	N/A	4/3/2030	—	(12)	(12)	(0.02)
World Insurance Associates, LLC (Revolver)8)	3M S + 5.00%	N/A	4/3/2030	—	(1)	(1)	—
					5,143	5,143	9.00
Leisure Products
Playpower, Inc.	3M S + 5.00%	9.30%	8/28/2030	9,068	8,979	8,978	15.71
					8,979	8,978	15.71
Software
Databricks, Inc.	1M S + 4.50%	8.82%	1/3/2031	12,188	12,128	12,128	21.22
Databricks, Inc. (Delayed Draw)(8)	1M S + 4.50%	N/A	1/3/2031	—	—	—	—
					12,128	12,128	21.22
Telecommunication Services
Clearwave Fiber (Revolver)(8)	3M S + 4.00%	8.30%	12/13/2029	3,974	3,880	3,894	6.81
					3,880	3,894	6.81
Textiles, Apparel & Luxury Goods
Kravet Inc.	3M S + 5.25%	9.55%	11/25/2030	12,802	12,619	12,608	22.06
Kravet Inc. (Revolver)(8)	3M S + 5.25%	N/A	11/25/2030	—	(32)	(34)	(0.06)
					12,587	12,574	22.00
Total First Lien Secured Debt—non-controlled/non-affiliated					107,228	107,308	187.79%
Total Investments at Fair Value					$107,228	$107,308	187.79%

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund S

Consolidated Schedules of Investments (Unaudited) (continued)

March 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(1) Unless otherwise indicated, debt investments held by the Company are denominated in USD dollars. All debt investments are income producing unless otherwise indicated.

(2) Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), or an alternate base rate (commonly based on the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of March 31, 2025.

(3) The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

(4) Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.

(5) Not used.

(6) All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 - Investments”).

(7) Not used.

(8) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments:

Investments	Maturity Date	Unfunded
Ambient Enterprises Holdco, LLC (Delayed Draw)	6/30/2030	$427
Clearwave Fiber (Revolver)	12/13/2029	4,026
Continental Buyer Inc (Revolver)	4/2/2031	4,777
Continental Buyer Inc (Delayed Draw)	4/2/2031	12,739
Databricks Inc (Delayed Draw)	1/3/2031	2,813
Electro Methods (Revolver)	2/23/2032	2,587
Flourish Research Acquisition, LLC (Revolver)	11/6/2031	1,815
Flourish Research Acquisition, LLC (Delayed Draw)	11/6/2031	1,316
JFL-Atomic AcquisitionCo, Inc. (Delayed Draw)	2/20/2031	7,269
JFL-Atomic AcquisitionCo, Inc. (Revolver)	2/20/2031	2,357
Keystone Agency Investors (Delayed Draw)	5/3/2027	9,750
Kravet Inc. (Revolver)	11/25/2030	2,292
RJW Logistics Group, Inc (Delayed Draw)	11/1/2031	1,129
World Insurance Associates, LLC (Delayed Draw)	4/3/2030	5,000
World Insurance Associates, LLC (Revolver)	4/3/2030	250
Total		$58,547

The following shows the composition of the Company’s portfolio at fair value by industry and geography as of March 31, 2025.

Industry	Investment Type	Fair Value	Percentage of Total Investments at Fair Value
Commercial Services & Supplies	First Lien Secured Debt	$24,291	22.64%
Air Freight & Logistics	First Lien Secured Debt	15,201	14.17
Health Care Providers & Services	First Lien Secured Debt	14,518	13.53
Textiles, Apparel & Luxury Goods	First Lien Secured Debt	12,574	11.72
Software	First Lien Secured Debt	12,128	11.30
Aerospace & Defense	First Lien Secured Debt	10,581	9.86
Leisure Products	First Lien Secured Debt	8,978	8.36
Insurance	First Lien Secured Debt	5,143	4.79
Telecommunication Services	First Lien Secured Debt	3,894	3.63
Total		$107,308	100.00%

Geography	Fair Value	Percentage of Total Investments at Fair Value
United States	$107,308	100.00%
Total	$107,308	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund S

Consolidated Schedules of Investments (Unaudited)

December 31, 2024

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread (2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Secured Debt— non-controlled/non-affiliated(4) (5)
Air Freight & Logistics
RJW Logistics Group, Inc (Term Loan B)	3M S + 5.25%	9.58%	11/26/2031	$15,324	$15,170	$15,170	75.10%
RJW Logistics Group, Inc (Delayed Draw) (6)	3M S + 5.25%	N/A	11/26/2031	—	(6)	(6)	(0.03)
					15,164	15,164	75.07
Commercial Services & Supplies
Ambient Enterprises Holdco LLC (Term Loan)	3M S + 5.75%	10.08%	6/30/2030	2,073	2,052	2052	10.16
Ambient Enterprises Holdco LLC (Delayed Draw) (6)	3M S + 5.75%	N/A	6/30/2030	—	(2)	(2)	(0.01)
					2,050	2,050	10.15
Health Care Providers & Services
Flourish Research Acquisition, LLC (Term Loan)	3M S + 5.00%	8.40%	11/6/2031	9,530	9,389	9389	46.48
Flourish Research Acquisition, LLC (Delayed Draw)(6)	3M S + 5.00%	8.86%	11/6/2031	363	$335	$335	1.66
Flourish Research Acquisition, LLC (Revolver)(6)	3M S + 5.00%	N/A	11/6/2031	—	(27)	(27)	(0.13)
					9,697	9,697	48.01
Telecommunication Services
Clearwave Fiber (Revolver)(6)	3M S + 4.00%	8.40%	12/13/2029	4,293	4,193	4,193	20.76
					4,193	4,193	20.76
Textiles, Apparel & Luxury Goods
Kravet Inc, (Term Loan)	3M S + 5.25%	9.77%	11/25/2030	$12,834	$12,644	$12,644	62.59
Kravet Inc, (Revolver)(6)	3M S + 5.25%	N/A	11/25/2030	—	(34)	(34)	(0.17)
					12,610	12,610	62.42%

Total First Lien Secured Debt — non-controlled/non-affiliated					$43,714	$43,714	216.41%
Total Investments at Fair Value					$43,714	$43,714	216.41%

(1) Unless otherwise indicated, debt investments held by the Company are denominated in USD dollars. All debt investments are income producing unless otherwise indicated.

(2) Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), or an alternate base rate (commonly based on the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of December 31, 2024.

(3) The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

(4) Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.

(5) All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 - Investments”).

(6) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments.

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund S

Consolidated Schedules of Investments (Unaudited) (continued)

December 31, 2024

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments	Maturity Date	Unfunded
Ambient Enterprises Holdco, LLC (Delayed Draw)	6/30/2030	$427
Clearwave Fiber (Revolver)	12/13/2029	3,707
Flourish Research Acquisition, LLC (Delayed Draw)	11/6/2031	3,040
Flourish Research Acquisition, LLC (Revolver)	11/6/2031	1,815
Kravet Inc. (Revolver)	11/25/2030	2,292
RJW Logistics Group, Inc (Delayed Draw)	11/1/2031	1,129
Total		$12,410

The following shows the composition of the Company’s portfolio at fair value by industry as of December 31, 2024.

Industry	Investment Type	Fair Value	Percentage of Total Investments at Fair Value
Air Freight & Logistics	First Lien Secured Debt	$15,164	34.69%
Textiles, Apparel & Luxury Goods	First Lien Secured Debt	12,610	28.85%
Health Care Providers & Services	First Lien Secured Debt	9,697	22.18%
Telecommunication Services	First Lien Secured Debt	4,193	9.59%
Commercial Services & Supplies	First Lien Secured Debt	2,050	4.69%
Total		$43,714	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(1) ORGANIZATION

Lord Abbett Private Credit Fund S (the “Company”) is a closed-end, non-diversified management investment company organized under the laws of the State of Delaware. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on April 1, 2025 (the “BDC Election Date”). The Company also intends to elect to be treated, and qualify annually, as a regulated investment company (“RIC”) for U.S. federal income tax purposes as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) upon filing of the tax return on its statutory due date, commencing with its initial taxable year ended December 31, 2025. Prior to the BDC Election Date, the Company was taxed as a partnership for U.S. federal income tax purposes.

The Company was formed on September 26, 2024 and commenced investment operations on November 4, 2024. Lord Abbett Private Credit Advisor LLC is the investment adviser to the Company (the “Adviser”). The Adviser is a wholly-owned subsidiary of Lord Abbett & Co. LLC. The Adviser provides the Company with investment advisory services pursuant to the terms of an investment advisory agreement (the “Advisory Agreement”). Lord, Abbett & Co. LLC, the “Administrator” or “Lord Abbett” performs, or oversees the performance of, the Company’s corporate operations and required administrative services pursuant to an administration agreement (the “Administration Agreement”).

The Company’s investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. The Company invests in loans targeted at (i) private U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended the (“Exchange Act”), and (ii) U.S. operating companies whose securities are listed on a national securities exchange that have a market capitalization of less than $250 million.

On October 9, 2024, the Company established Lord Abbett Private Credit Funding A, LLC (“Lord Abbett PCF A LLC”), a wholly-owned subsidiary of the Company and a Delaware limited liability company that is a disregarded entity for tax purposes, to acquire investments in the State of California.

On March 31, 2025 (the “Conversion Date”), Lord Abbett Private Credit Fund A, LP, filed a certificate of conversion with the state of Delaware to convert from a limited partnership to a Delaware statutory trust and changed its name to Lord Abbett Private Credit Fund S. Effective March 31, 2025, all limited partnership interests were converted into common shares, formalizing the unitization of Lord Abbett Private Credit Fund S. On this date 2,280,000 shares were issued and outstanding at a par value of $0.01.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income, expenses, gains and losses during the reported periods. Changes in the economic environment, financial markets, credit worthiness of our portfolio companies, and any other parameters used in determining these estimates could cause actual results to differ materially.

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
March 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Consolidation

As provided under Regulation S-X and ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company.

Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiary in the Consolidated Financial Statements. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and near maturity, that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements, and other high-quality, short-term debt securities would qualify as cash equivalents.

Cash and cash equivalents are carried at cost, which approximates fair value. The cash and cash equivalents balance as of March 31, 2025 and December 31, 2024 was $1,484 and $3,855, respectively.

Investment Transactions

Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains and losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Amounts for investments derecognized or recognized but not yet settled are reported as a receivable for investments sold and a payable for investments purchased, respectively, in the Consolidated Statements of Assets and Liabilities.

Fair Value Measurements

The Company follows guidance in ASC 820, Fair Value Measurement (“ASC 820”), where fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are determined within a framework control partnership hierarchy which maximizes the use of observable market data and minimizes the use of unobservable inputs to establish a classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, such as the risk inherent in a particular valuation technique used to measure fair value using a pricing model and/or the risk inherent in the inputs for the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the information available. The inputs or methodology used for valuing assets or liabilities may not be an indication of the risks associated with investing in those assets or liabilities.

ASC 820 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by us at the measurement date.

Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3: Unobservable inputs for the asset or liability.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. The level assigned to the investment valuations may not be indicative of the risk or liquidity associated with investing in such investments. Because of the inherent uncertainties of valuation, the values reflected in the consolidated financial statements may differ materially from the values that would be received upon an actual disposition of such investments.

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
March 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investment Valuation Process

Pursuant to Rule 2a-5, the Company’s Board of Trustees (the “Board”) has designated the Adviser as the valuation designee responsible for valuing all of the Company’s investments, including making fair valuation determinations as needed. The Adviser has established a fair value committee (the “Fair Value Committee”) to carry out the day-to-day fair valuation responsibilities and has adopted policies and procedures to govern activities of the Fair Value Committee and the performance of functions required to determine the fair value of a fund’s investments in good faith. These functions include periodically assessing and managing material risks associated with fair value determinations, selecting, applying, reviewing, and testing fair value methodologies, monitoring for circumstances that may necessitate the use of fair value, and overseeing and evaluating pricing services used.

In accordance with the Adviser’s policies and procedures, investments, including debt securities, that are publicly traded but for which no readily available market quotations exist are generally valued on the basis of information furnished by an independent third-party pricing service that uses a valuation matrix which incorporates both dealer-supplied valuations and electronic data processing techniques. To assess the continuing appropriateness of pricing sources and methodologies, the Fair Value Committee regularly performs price verification procedures on behalf of the Adviser and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations or prices received from third-party pricing services are not reflective of the fair value of an investment. Investments that are not publicly traded or whose current market prices or quotations are not readily available, as will be the case for a substantial portion of the Company’s investments, are valued at fair value as determined by the Adviser in good faith pursuant to the Adviser’s Board-approved policies and procedures. Factors used in determining fair value vary by investment type and may include market or investment specific events, transaction data, estimated cash flows, and market observations of comparable investments. In determining fair value of the Company’s loan investments the types of factors that the Fair Value Committee may take into account generally include comparison to publicly-traded securities and factors such as yield, maturity and measures of credit quality, the enterprise value of the portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business and other relevant factors.

The Fair Value Committee manages the Company’s fair valuation practices and maintains the fair valuation policies and procedures. To assess the continuing appropriateness of pricing sources and methodologies, the Fair Value Committee regularly performs price verification procedures, engages in oversight activities with respect to third-party pricing sources used and issues challenges as necessary. In addition, the Fair Value Committee may rely on third-party valuation services to verify the fair value determinations of certain investments. A third-party valuation service will generally review a portion of the Company’s investments in loans each quarter such that on an annual basis most of the loans’ values will be tested for appropriateness and reliability. The Adviser reports to the Board information regarding the fair valuation process and related material matters. The Board may determine to modify its designation of the Adviser as valuation designee, relating to any or all Company investments, at any time.

Valuation techniques used to value the Company’s investments by major category are as follows:

•	Equity securities and other investments, including restricted securities, for which market quotations are readily available, are valued at the last reported sale price or official closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) as reported by a third-party pricing service on the primary market or exchange on which they are traded. In the event there were no sales during the day or closing prices are not available, securities are valued at the last quoted bid price or may be valued using the last available price. For foreign equity securities, when market or security specific events arise, comparisons to the valuation of American Depositary Receipts (ADRs), futures contracts, Exchange-Traded Funds (ETFs) and certain indexes as well as quoted prices for similar securities may be used. For equity securities, including restricted securities, where observable inputs are limited, assumptions about market activity and risk are used.

•	Debt securities that are publicly traded, including restricted securities, are valued based on evaluated prices received from third party pricing services or from brokers who make markets in such securities. Preferred securities are valued by pricing services who utilize matrix pricing which considers yield or price of bonds of comparable quality, coupon, maturity and type or by broker-supplied prices. When independent prices are unavailable or unreliable, debt securities may be valued utilizing pricing methodologies which consider similar factors that would be used by third party pricing services.

•	Investments in open-end investment companies are valued at their closing net asset value.

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
March 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

•	Investments, including private placements, for which observable inputs are not available are generally valued using one or more valuation methods including the market approach, the income approach and cost approach. The market approach considers factors including the price of recent investments in the same or a similar security or financial metrics of comparable securities. The income approach considers factors including expected future cash flows, security specific risks and corresponding discount rates. The cost approach considers factors including the value of the security’s underlying assets and liabilities. The Company may use amortized cost as a pricing technique for investments that have recently transacted.

Realized Gains or Losses

Realized gains or losses on investments are calculated by using the specific identification method. Securities that have been called by the issuer are recorded at the call price on the call effective date.

Investment Income Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Payment-in-Kind (“PIK”) Income

The Company may have loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s statement of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. In order to satisfy the annual RIC distribution requirements, this non-cash source of income must be included in determining the amounts to be paid out in the form of dividends, even if cash is not yet collected. For the three months ended March 31, 2025 there was $0 in PIK income.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Fee Income

The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Non-Accrual Investments

Loans are generally placed on non-accrual status when, in management’s judgement, there is sufficient doubt that all or a portion of principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2025 and December 31, 2024, there were no loans on non-accrual status.

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
March 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Organizational and Offering Costs

Organizational costs consist of costs incurred to establish the entity as a Delaware statutory trust and subsequent conversion to a BDC. Organizational costs are expensed as incurred. The Company has incurred $180 in organizational expenses since inception. Offering costs consist of costs incurred in connection with the offering of interests in the partnership and subsequently the BDC. Offering costs are capitalized as a deferred charge and will be amortized to expense on a straight-line basis over twelve months. Additional organizational costs and offering costs may be incurred subsequent to March 31, 2025.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s Credit Facility (as defined below) are capitalized and amortized into expense using the straight-line method, which approximates the effective yield method over the life of the facility. See “Note 5 - Debt.”

The Company records origination and other expenses related to its debt obligations as deferred financing costs. The deferred financing cost for all outstanding debt is presented as a direct deduction from the carrying amount of the related debt liability. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation which approximates the effective yield method. In the event that we modify or extinguish our debt before maturity, the Company follows the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For extinguishments of our debt, any unamortized deferred financing costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.

Income Taxes

As of March 31, 2025, and as of December 31, 2024, the Company has elected to be taxed as a partnership for U.S. federal income tax purposes, and as such, is not subject to income taxes; the partners are individually responsible for reporting income or loss based on their respective share of the applicable revenues or expenses for income tax purposes. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company reviews and evaluates tax positions in its major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. Based on this review, the Company has determined the major tax jurisdictions to be where the Company is organized, where the Company makes investments, and where the General Partner is located; however, no reserves for uncertain tax positions were recorded for the period ended March 31, 2025 and December 31, 2024. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no tax liability or expense, including interest and penalties, has been recorded in the Consolidated Financial Statements. Generally, the Company’s U.S. federal, state, and local tax returns remain open for examination for a period of three to five years from when they are filed under varying statutes of limitations.

The Company intends to elect to be treated, and qualify annually, as a regulated investment company (“RIC”) for U.S. federal income tax purposes as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) upon filing of the tax return on its statutory due date, commencing with its initial taxable year ended December 31, 2025. So long as the BDC maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends.

To qualify for and maintain qualification as a RIC, the BDC must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the BDC must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses.

In addition, based on the excise tax distribution requirements, the BDC will be subject to a 4% nondeductible federal excise tax on undistributed income unless the BDC distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary net income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the BDC that is subject to corporate income tax is considered to have been distributed.

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
March 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

New Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

The Company has adopted FASB ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted financial statement disclosures only and did not affect the Company’s financial position or its results of operations. An operating segment is defined in Topic 280 as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available.

The Adviser has taken the position that the CODM for the Company is comprised of the following three committees: Management, Investment and Operating Committees, which are responsible for assessing performance and making decisions about resource allocation. The CODM has determined that the Company has a single operating segment based on the fact that the CODM monitors the operating results of the Company as a whole and that the Company’s long-term strategic asset allocation is pre-determined in accordance with the terms of its prospectus, based on a defined investment strategy which is executed by the Company’s portfolio managers as a team. The financial information in the form of the Company’s portfolio composition, total returns, expense ratios and changes in net assets, which are used by the CODM to assess the segment’s performance versus the Company’s comparative benchmarks and to make resource allocation decisions for the Company’s single segment, is consistent with that presented within the Company’s consolidated financial statements. Segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and significant segment expenses are listed on the accompanying Consolidated Statement of Operations.

(3) RELATED PARTY TRANSACTIONS

Expense Support and Conditional Reimbursement Agreement

On March 11, 2025, the Company entered into an Amended and Restated Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, effective as of November 4, 2024 and pursuant to which the Adviser is able to elect to pay certain expenses of the Company on the Company’s behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay shareholders servicing and/or distribution fees of the Company. Any Expense Payment that the Adviser committed to pay is to be paid by the Adviser to the Company in any combination of cash or other immediately available funds and/or offset against amounts due from the Company to the Adviser or its affiliates no later than forty-five (45) days after such obligation was incurred.

Pursuant to an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) the Company has entered into with the Adviser, the Adviser is obligated to advance all of the Company’s Other Operating Expenses (each, a “Required Expense Payment”) to the effect that such expenses do not exceed 0.70% (on an annualized basis) of the Company’s NAV. Any Required Expense Payment must be paid by the Adviser to the Company in any combination of cash or other immediately available funds and/or offset against amounts due from the Company to the Adviser or its affiliates. “Other Operating Expenses” means the Company’s organizational and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, excluding the Company’s base management and incentive fees owed to the Adviser, financing fees and costs (other than upfront fees on the Company’s initial credit facility), brokerage commissions, placement agent fees, costs and expenses of distributing and placing the common shares, extraordinary expenses and any interest expenses owed by the Company, all as determined in accordance with U.S. GAAP.

The Adviser may elect to pay, at such times as the Adviser determines, certain expenses on the Company’s behalf (each, a “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”), provided that no portion of the payment will be used to pay shareholder servicing and/or distribution fees, if any, of the Company. Any Voluntary Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
March 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Following any month in which Other Operating Expenses are below 0.70% (on an annualized basis) of the Company’s NAV (the “Expense Cap”), the Adviser may be reimbursed (a, “Required Reimbursement Payment”) for any Required Expense Payment to the extent that (i) the Other Operating Expenses, inclusive of such Required Reimbursement Payment, remain at or below the Expense Cap and (ii) the applicable Required Expense Payment was made no more than three (3) years prior to the Required Reimbursement Payment.

Following any calendar month in which Available Operating Funds exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Voluntary Expense Payments made by the Adviser to the Company within three (3) years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company with respect to Voluntary Expense Payments shall be referred to herein as a “Voluntary Reimbursement Payment”, and together with the Required Reimbursement Payments, the “Reimbursement Payments”). “Available Operating Funds” means the sum of (i) our net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) our net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

No Voluntary Reimbursement Payment for any calendar month shall be made if: (1) the Effective Rate of Distributions Per Share declared by the Company at the time of such Voluntary Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Voluntary Reimbursement Payment relates, (2) the Company’s Operating Expense Ratio at the time of such Voluntary Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Voluntary Reimbursement Payment relates, or (3) the Company’s Other Operating Expenses at the time of such Voluntary Reimbursement Payment exceeds 0.70% of the Company’s net asset value. “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365-day year) of regular cash distributions per share exclusive of returns of capital and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, if any, and interest expense, by the Company’s net assets. “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with U.S. GAAP for investment companies.

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

Either the Company or the Adviser may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by the Company to the Adviser will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.

Based on the terms described above, the Company may be obligated to make Reimbursement Payments to the Adviser in accordance with the Expense Support Agreement. As of March 31, 2025, no such reimbursements were required.

The following table presents a summary of the expense payments and reimbursement payments since the Company’s commencement of operations (dollar amounts in thousands):

For the Quarter Ended	Required Expense Payments by Adviser	Required Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
December 31, 2024	$95	$0	$95	December 31, 2027
March 31, 2025	$413	$0	$413	March 31, 2028
Total	$508	$—	$508

Due to / Due From Adviser

From time to time, the Adviser may pay certain expenses or fees on behalf of the Company. These expenses will be paid by the Company at a future date. As of March 31, 2025 and December 31, 2024, the Company had $161 of expenses which are owed to the Adviser, and are included in Due to Adviser on the Consolidated Statements of Assets and Liabilities. In accordance with the Expense Support Agreement, the Adviser has elected to pay the Company for certain expenses incurred during the period from November 4, 2024 (commencement of operations) to March 31, 2025. The Adviser has elected to pay $413 in expenses for the three months ended March 31, 2025, all of which remains receivable as of March 31, 2025. As of December 31, 2024, there was $95 receivable from the Adviser.

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
March 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Management fee

Prior to the Company’s election to be regulated as a BDC, the Company did not pay management fees, and as such, during the three months ended March 31, 2025, the Company incurred no management fees. Following the BDC Election Date, the Company will begin to accrue management fees. The management fee is payable monthly in arrears at an annual rate of 1.00% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month, adjusted for any share issuances or repurchases during the applicable month. For purposes of the Advisory Agreement, net assets mean the Company’s total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP.

Incentive Fees

Prior to the Company’s election to be regulated as a BDC, the Company did not pay incentive fees, and as such during the three months ended March 31, 2025, the Company incurred no incentive fees. Following the BDC Election Date, the Company will begin to accrue incentive fees.

The incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee Based on Income

The portion based on our income is based on Pre-Incentive Fee Net Investment Income Returns attributable to our common shares. “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Advisory Agreement and an Administration Agreement with our Administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred stock, but excluding the Incentive Fee and shareholder servicing and/or distribution fees, if any). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses, or unrealized gain/(loss).

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediate preceding quarter, adjusted for any Share issuances or repurchases during the applicable quarter in which the Incentive Fee is calculated, is compared to a “hurdle rate” of return of 1.50% per quarter (6.00% annualized).

We will pay the Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•	No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.50% per quarter (6.00% annualized);

•	100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.71% (6.84% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.71%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.71% in any calendar quarter; and

•	12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.71% (6.84%annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
March 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

These calculations are pro-rated for any period of less than three (3) months and adjusted for any share issuances or repurchases during the relevant quarter.

Incentive Fee Based on Capital Gains

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals:

•	12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fee on capital gains as calculated in accordance with GAAP.

Administration Fees

From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services. Unless such expenses are specifically assumed by the Adviser, Administrator or their affiliates under the Advisory Agreement or Administration Agreement, as applicable, the Company will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on the Company’s behalf. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses.

The Company will pay the Administrator a fee payable monthly in arrears at an annual rate of 0.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month, adjusted for any share issuances or repurchases during the applicable month.

Prior to the Company’s election to be regulated as a BDC, the Company did not pay administration fees, and as such, during the three months ended March 31, 2025, the Company incurred no administration fees. Following the BDC Election Date, the Company will begin to accrue administration fees.

(4) INVESTMENTS

Fair Value Measurement and Disclosures

The following tables show the composition of the Company’s investment portfolio as of March 31, 2025 and December 31, 2024, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

March 31, 2025

			Fair Value Hierarchy

	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$107,228	$107,308	$—	$—	$107,308
Total Investments at Fair Value	$107,228	$107,308	$—	$—	$107,308

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
March 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

December 31, 2024

			Fair Value Hierarchy

	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$43,714	$43,714	$—	$—	$43,714
Total Investments at Fair Value	$43,714	$43,714	$—	$—	$43,714

The following table presents changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2025:

For the three months ended March 31, 2025
First Lien Secured Debt
Fair value as of December 31, 2024	$43,714
Purchases	64,641
Sales and repayments	(1,174)
Net (amortization) accretion on investments	47
Net realized gains (losses) on investments	—
Net change in unrealized appreciation (depreciation) on investments	80
Transfers out of Level 3(1)	–
Transfers into Level 3(1)	–
Fair value as of March 31, 2025	$107,308
Net change in unrealized appreciation (depreciation) on Level 3 investments still held as of March 31, 2025	$80

(1)	For the three months ended March 31, 2025, there were no transfers out of/into Level 3.

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of March 31, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2025 and December 31, 2024, were as follows:

March 31, 2025

Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average(1)
First Lien Secured Debt	$55,166	Income Approach	Discount Rate	7.92% - 9.27%	9.00%
	52,142	Market Approach	Transaction Price	n/a	n/a
Total Level 3 Investments	$107,308

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
March 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

December 31, 2024

Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average(1)
First Lien Secured Debt	$43,714	Market Approach	Transaction Price	n/a	n/a
Total Level 3 Investments	$43,714

(1)	Weighted averages are calculated based on fair value of investments.

The significant unobservable input used in the market approach is the transaction price to acquire the position. There has been no change to the valuation based on the underlying assumptions used at the closing of such transaction. The significant unobservable input used in the income approach is the discount rate. The discount rate is used to discount the estimated future cash flows, which include both future principal and interest payments expected to be received from the underlying investment. An increase/decrease in the discount rate would result in a decrease/increase, respectively, in the fair value. There have been no material changes to the valuation approaches utilized during the year ended December 31, 2024 or the three months ended March 31, 2025.

(5) DEBT

On October 30, 2024, the Company entered into a Revolving Credit Agreement (the “Credit Facility”), with the Company as borrower, and Bank of America, N.A. as administrative agent, the letter of credit issuer and a lender. The maximum commitment amount of the Credit Facility as of the closing date is $100 million, which can be drawn in multiple currencies subject to certain conditions as mentioned in the Credit Facility. Amounts drawn under the Credit Facility will bear interest at a rate per annum equal to: (i) with respect to Term SOFR Loans, Term SOFR for the applicable interest period plus 2.15%; (ii) with respect to Daily Simple SOFR Loans, Daily Simple SOFR in effect from day to day plus 2.15%; (iii) with respect to Alternative Currency Daily Rate Loans, the applicable Alternative Currency Daily Rate plus 2.15%; (iv) with respect to Alternative Currency Term Rate Loans, the applicable Alternative Currency Term Rate for the applicable Interest Period plus 2.15%; and (v) with respect to Reference Rate Loans, the Reference Rate as defined in the Credit Facility, in effect from day to day. The contractual maturity date of the Credit Facility is May 14, 2025.

In connection with the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition, the Company shall not incur aggregate indebtedness in an amount (a) in excess of that permitted under the constituent documents and (b) in excess of $5 billion. The Credit Facility contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, lender may terminate the commitments and declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable. As of March 31, 2025, and as of December 31, 2024 the Company was in compliance with all covenants and other requirements of the Credit Facility.

The Company’s outstanding debt obligations at March 31, 2025 and December 31, 2024 were as follows:

March 31, 2025

	Aggregate Borrowing Capacity	Outstanding Principal	Less Unamortized Deferred Financing Costs	Carrying Value per Consolidated Statement of Assets and Liabilities
Credit Facility	$100,000	$52,000	$37	$51,963

The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2025.

December 31, 2024

	Aggregate Borrowing Capacity	Outstanding Principal	Less Unamortized Deferred Financing Costs	Carrying Value per Consolidated Statement of Assets and Liabilities
Credit Facility	$100,000	$27,300	$111	$27,189

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
March 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2024.

The components of interest expense were as follows:

For the three months ended March 31, 2025
Borrowing interest expense	$846
Facility unused fee	40
Amortization of deferred financing costs	74
Total	$960

The following table summarizes the average debt outstanding and the weighted average interest cost:

For the three months ended March 31, 2025
Weighted average interest rate (1)	6.57%
Weighted average debt outstanding	$52,183

(1)	Excludes unused fees and amortization of deferred financing costs.

(6) COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise, and accordingly, the Company has not accrued any liability in connection with such indemnifications.

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2025 and December 31, 2024, the Company had $58,547 and $12,410 respectively of unfunded commitments to its portfolio companies with details disclosed in the Consolidated Schedules of Investments.

(7) SHAREHOLDERS’ CAPITAL

As of March 31, 2025, and December 31, 2024 total capital commitments to the Company were $225 million, all of which are committed by related parties of the Company. As of March 31, 2025, and December 31, 2024 there were unfunded capital commitments of $168 million, and $205 million, respectively.

For the three months ended March 31, 2025, total proceeds from capital contributions/shares sold were as follows:

Date	Proceeds Received
February 12, 2025	$7,500
February 27, 2025	14,300
March 28, 2025	15,000
Total	$36,800

Effective March 31, 2025, all proceeds received from capital contributions were converted into Common Shares, formalizing the unitization of Lord Abbett Private Credit Fund S. On this date, 2,280,000 shares were issued and outstanding at a par value of $0.01. After the BDC Election Date, shares will be issued at the NAV per share as of that date.

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
March 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table summarizes the Company’s distributions declared and paid for the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Total Amount
March 28, 2025	March 28, 2025	March 28, 2025	$984
Total Distributions			$984

(8) CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights for the three months ended March 31, 2025:

For the three months ended March 31, 2025
Per Share Data(1):
Net asset value, end of period	$25.06
Total return based on net asset value (2)	3.24%
Ratio/Supplemental Data:
Net assets at end of period	$57,144
Ratio of expenses before expense reimbursement to average net asset value(3)	18.23%
Ratio of net expenses to average net asset value(3)	12.66%
Ratio of net investment income to average net asset value(3)	14.15%
Portfolio Turnover	1.28%

(1)	Prior to March 31, 2025, the Company was not unitized, and therefore no per share roll forward is disclosed.
(2)	Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company’s distribution reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any. Total returns for periods of less than 1 year are not annualized.
(3)	Annualized for the three months ended March 31, 2025. Organizational costs and expense reimbursement are not annualized.

(9) SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure in the consolidated financial statements as of March 31, 2025, except as disclosed below.

On the BDC Election Date, Lord Abbett Private Credit Fund S elected to be regulated as a BDC under the 1940 Act.

The Company received $25 million of net proceeds relating to the issuance of Common Shares for subscriptions on April 30, 2025.

On May 6, 2025, the Company entered into an amended and restated limited liability company agreement (the “LLC Agreement”) with Stifel Bank & Trust (“Stifel”) to establish a joint venture (“JV”). The JV is expected to make certain loans consisting of primarily middle market club loans and direct lending loans to U.S. issuers. Initial capital commitments from the Fund and Stifel total approximately $68.57 million.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (continued)

March 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

On May 1, 2025, the Company entered into an amendment to the Credit Facility. The amendment, among other things, (i) increased the available borrowing capacity of the Credit Facility to $150 million, and (ii) extended the maturity date of the Credit Facility to July 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Except as otherwise specified, references to “we,” “us,” “our,” or the “Company” refer to Lord Abbett Private Credit Fund S.

OVERVIEW

We were formed on September 26, 2024, as a Delaware limited partnership named Lord Abbett Private Credit Fund A, LP. On March 31, 2025, we converted to a Delaware statutory trust and were renamed Lord Abbett Private Credit Fund S. We are a non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We are externally managed by the Adviser, which manages our day-to-day operations and provides us with investment advisory services pursuant to the terms of the Advisory Agreement. The Adviser is registered as an investment adviser with the SEC. We have also elected to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code.

The Adviser oversees (subject to the oversight of the Board, a majority of whom are Independent Trustees) the management of our operations and is responsible for making investment decisions with respect to our portfolio pursuant to the terms of the Advisory Agreement. Under the Advisory Agreement, we have agreed to pay the Adviser an annual management fee as well as an incentive fee based on our investment performance. Also, under the Administration Agreement, we have agreed to pay Lord, Abbett & Co. LLC (the “Administrator”) an administration fee on a monthly basis.

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation, by primarily focusing on directly originated, senior secured loans to U.S. middle market companies.

As a BDC, we may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. “Qualifying assets” are generally privately offered securities issued by U.S. private companies or thinly traded public companies. We may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments, such as investments in non-U.S. companies, joint ventures or other interests that are non-qualifying. The Adviser directly originates credit opportunities from a large universe of private equity sponsors, strategic sourcing relationships, intermediaries and other direct lenders, as well as internal Lord Abbett resources.

We generally intend to distribute substantially all of our available earnings annually by paying distributions on a monthly basis, as determined by our Board, in its discretion.

KEY COMPONENTS OF OUR RESULTS OF OPERATIONS

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt available to middle-market companies, the general economic environment and the competitive environment for the type of investments we make.

Revenue

We plan to generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts. In addition, we generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and possibly consulting fees.

Expenses

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. The Administrator or its affiliates will bear all fees, costs, and expenses incurred that are not assumed by the Company. We will bear the following costs and expenses of our operations, administration and transactions, including, but not limited to (1) investment advisory fees, including the Base Management Fee and Incentive Fee, to the Adviser, pursuant to the Advisory Agreement; (2) Administration fee (“Administration Fee”) to the Administrator, pursuant to the Administration Agreement; and (3) other expenses of the Company’s operations and transactions listed in “Item 1. Business – Expenses” in our Form 10 filing.

Pursuant to the Expense Support and Conditional Reimbursement Agreement (discussed below) we have entered into with the Adviser, the Adviser is obligated to advance all of our Other Operating Expenses (each, a “Required Expense Payment”) to the effect that such expenses do not exceed 0.70% (on an annualized basis) of the Company’s NAV. Any Required Expense Payment must be paid by the Adviser to us in any combination of cash or other immediately available funds and/or offset against amounts due from us to the Adviser or its affiliates.

From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services. We will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on our behalf that are Fund expenses. From time to time, the Adviser and the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders.

The Company has entered into an Expense Support and Conditional Reimbursement Agreement with the Adviser. For additional information, see Item 1. Consolidated Financial Statements “Note 3 - RELATED PARTY TRANSACTIONS - Expense Support and Conditional Reimbursement Agreement.”

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio is presented below:

	As of March 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Secured Debt	$107,228	$107,308	100.0%
Total Investments at Fair value	$107,228	$107,308	100.0%

	As of December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Secured Debt	$43,714	$43,714	100.0%
Total Investments at Fair value	$43,714	$43,714	100.0%

Our debt portfolio displayed the following characteristics of each of our investments:

As of March 31, 2025
Number of portfolio companies	12
Percentage of performing debt bearing a floating rate, at fair value	100.0%
Percentage of performing debt bearing a fixed rate, at fair value	0.0%
Percentage of our total portfolio on non-accrual, at cost	0.0%

Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

For the three months ended March 31, 2025
Investment Activity
Investments, beginning of period	$43,714
New investments purchased	64,641
Investments sold or repaid	(1,174)
Net accretion of discount on investments	47
Net change in unrealized gains (losses)	80
Investments, end of period	$107,308

Portfolio Companies	For the three months ended March 31, 2025
Portfolio companies beginning of period	5
Number of new investment commitments in portfolio companies	7
Number of investment commitments exited or fully repaid	0
Number of Portfolio Companies at period end	12
Count of investments	12
Count of industries	9

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

For the three months ended March 31, 2025
Total investment income	$1,985
Less: Net expenses	937
Net investment income before taxes	1,048
Net investment income after taxes	1,048
Net change in unrealized appreciation (depreciation)	80
Net realized gain (loss)	—
Net increase (decrease) in net assets resulting from operations	$1,128

Investment Income

Investment income was as follows:

For the three months ended March 31, 2025
Investment income:
Interest income	$1,907
Fee income	78
Total Investment Income	$1,985

In the table above, total investment income was $1.99 million for the three months ended March 31, 2025 .

Expenses were as follows:

For the three months ended March 31, 2025
Expenses:
Interest expense	$960
Organizational costs	180
Professional fees	141
Other general & administrative	69
Total expenses	$1,350
Expense reimbursement (Note 3)	$(413)
Net expenses	$937

Total expenses before expense support as of March 31, 2025, consisted primarily of interest and debt financing expenses incurred in connection with our borrowings, professional fees, and legal, incorporation and accounting fees incurred in connection with the organization of the Company. We anticipate organizational expenses to decrease in relation to our income as we continue to ramp up our portfolio and more time elapses from commencement of operations.

Interest and Other Financing Expenses

Interest expense, including unused commitment fees, and amortization of deferred financing costs, was $960 for the three months ended March 31, 2025. The weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months ended March 31, 2025 was 6.57%.

Net Realized Gain (Loss) and Unrealized Appreciation (Depreciation) on Investments

Net realized gain (loss) and unrealized appreciation (depreciation) on investments were as follows:

For the three months ended March 31, 2025
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	80
Net realized gain (loss) and unrealized appreciation (depreciation)	$80

For the three months ended March 31, 2025, net change in unrealized appreciation on our investments was $80, which was primarily the result of the changes in spreads in the primary and secondary markets.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash from the net proceeds of offerings of our common shares, net borrowings from our credit facilities and unsecured debt, and cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of any closing of our continuous private offering of our common shares.

Our primary use of cash is investments in portfolio companies, payments of our expenses, funding repurchases under our share repurchase program and payment of cash distributions to our shareholders. Details of our credit facilities are described in “Note 5 - Debt” to the Consolidated Financial Statements. We may also, from time to time, enter into new credit facilities, increase the size of existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

Unregistered Sales of Equity Securities

For the three months ended March 31, 2025, total proceeds from capital contributions/shares sold were as follows:

Date	Proceeds Received
February 12, 2025	$7,500
February 27, 2025	14,300
March 28, 2025	15,000
Total	$36,800

The following table summarizes the Company’s distributions declared and paid for the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Total Amount
March 28, 2025	March 28, 2025	March 28, 2025	$984
Total Distributions			$984

Debt

Our outstanding debt obligations were as follows:

	As of March 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion
Credit Facility	$100,000	$51,963	$48,037
Total	$100,000	$51,963	$48,037

	As of December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion
Credit Facility	$100,000	$27,300	$72,700
Total	$100,000	$27,300	$72,700

For further details, see Item 1: Consolidated Financial Statements, “Note 5 - Debt” included in this report.

RECENT DEVELOPMENTS

Refer to Item 1: Consolidated Financial Statements, “Note 9 - Subsequent Events” included in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion of our expected operating plans is based upon our expected financial statements, which will be prepared in accordance with U.S. GAAP. The preparation of these financial statements will require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ.

The Company is required to report its investments for which current market values are not readily available at fair value. The Company values its investments in accordance with Rule 2a-5 under the 1940 Act and ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. Refer to Item 1: Consolidated Financial Statements, “Note 2 - Summary of Significant Accounting Policies,” included in this report for more information on how we value our investments.

RELATED PARTY TRANSACTIONS

Refer to Item 1: Consolidated Financial Statements, “Note 3 - RELATED PARTY TRANSACTIONS” included in this report for information on the Company’s related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including portfolio valuation risk, market risk and risk related to interest rates.

Portfolio Valuation Risk

The Adviser, subject to the oversight of the Board, will determine the valuation of the Company’s investments. It is expected that most of the Company’s investments will not have readily available market quotations, which will require the Adviser to estimate, in accordance with the Adviser’s valuation policies, the fair value of such investments on the valuation date. Fair value pricing is based on subjective judgments, and it is possible that the fair value of a security may differ materially from the value that would be realized if the security were sold. Absent bad faith or manifest error, valuation determinations of the Adviser will be conclusive and binding on the Company investors.

In addition, the Adviser may have an interest in determining higher valuations in order to be able to present better performance to prospective investors. In certain cases, the Company may hold an investment in an issuer experiencing distress or going through bankruptcy. In such a situation, the Adviser may continue to place a favorable valuation on such investment due to the Adviser’s determination that the investment is sufficiently secured despite the distressed state or bankruptcy of the issuer. However, no assurances can be given that this assumption is justified or that such valuations will be accurate in the long term. In addition, an investment in a portfolio company may not be permanently written-off or permanently written down despite its distressed state or covenant breach until such portfolio company experiences a material corporate event (e.g., bankruptcy or partial sale) which establishes an objective basis for such revised valuation. In these circumstances, the Adviser has an interest in delaying any such write-offs or write-downs to maintain a higher management fee base and thus, management fees paid to the Adviser.

In addition, the Company may rely on third-party valuation services to verify the value of certain investments. An investment may not have a readily ascertainable market value and accordingly, could potentially make it difficult to determine a fair value of an investment and may yield an inaccurate valuation. Further, because of the Adviser’s knowledge of the investment, the valuation services may defer to the Adviser’s valuation even where such valuation may not be accurate or the determination thereof involved a conflict of interest. Additionally, the Company may also choose to discontinue the use of any third-party valuation services at any time, which could create a conflict of interest and impair the third-party valuation service’s independence. An inaccurate valuation of an investment could have a substantial impact on the Company.

Market Risk

The success of the Company’s activities will be affected by general economic and market conditions, such as interest rates, inflation rates, industry conditions, competition, technological developments, tax laws, availability of credit, economic uncertainty, changes in laws (including laws relating to taxation of the Company’s investments), trade barriers, currency exchange controls, and national and international political circumstances (including wars, terrorist acts or security operations). These factors may affect, among other things, the level and volatility of securities’ prices, the liquidity of the Company’s investments and the availability of certain securities and investments. Volatility or illiquidity could impair the Company’s profitability or result in losses. The Company may maintain substantial trading positions that can be materially adversely affected by the level of volatility in the financial markets—the larger the positions, the greater the potential for loss. Global markets have recently experienced unprecedented volatility and losses. The effects thereof are continuing and there can be no assurance that the Company will not be materially adversely affected. Furthermore, none of these conditions is within the control of the Adviser. See “Part I, Item 1A. Risk Factors—Adverse Developments in the Debt Capital Markets” of our Form 10.

Risk Related to Interest Rates

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the ability of the Company to control or to forecast. Debt securities have varying levels of sensitivity to changes in interest rates. When the Company chooses to borrow money to make investments, the Company’s net investment income will depend, in part, upon the difference between the rate at which the Company borrows funds and the rate at which the Company invest those funds. As a result, the Company can offer no assurance that a significant change in market interest rates would not have a material adverse effect on its net investment income in the event the Company uses debt to finance its investments. In periods of rising interest rates, the Company’s cost of funds would increase, which could reduce its net investment income. The Company may use interest rate risk management techniques in an effort to limit its exposure to interest rate fluctuations.

In addition, a rise in the general level of interest rates typically leads to higher interest rates applicable to the Company’s debt investments.

As of March 31, 2025, approximately 100.0% of our debt investments were at floating rates. Based on our Consolidated Statement of Operations as of March 31, 2025, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of March 31, 2025):

	Interest Income	Interest Expense	Net Income
Up 100 basis points	$1,089	$521	$568
Up 50 basis points	$544	$260	$284
Down 50 basis points	$(544)	$(260)	$(284)
Down 100 basis points	$(1,089)	$(521)	$(568)
Down 200 basis points	$(2,178)	$(1,041)	$(1,137)

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

The Company, the Adviser, and the Administrator may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Each of the Company, the Adviser, and the Administrator is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company.

See also “Note 1 - Organization” of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed under Item 1A of our Form 10, which could materially affect our business, financial condition and/or operating results. The risks disclosed in the Form 10 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

Refer to “Note 7 - Shareholders’ Capital” in this Report, and our Form 10 filed on April 1, 2025, for the issuance of our common shares as of March 31, 2025. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Item 3: Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits and Financial Statement Schedules

(a) Exhibits

The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1*	Certificate of Trust
3.2*	Amended and Restated Declaration of Trust
3.3*	Bylaws
10.1*	Form of Subscription Agreement for Immediate Fundings
10.2*	Investment Advisory Agreement
10.3*	Administrative Services Agreement
10.4*	Expense Support and Conditional Reimbursement Agreement
10.5*	Custody Agreement
10.6*	Transfer Agency and Service Agreement
10.7*	Supplement to Transfer Agency and Service Agreement
10.8*	Credit Facility Agreement
10.9*	Dividend Reinvestment Plan
10.10*	Placement Agency Agreement
10.11*	Form of Selling Dealer Agreement
10.12*	Distribution and Servicing Plan
31.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1***	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56724) filed on April 1, 2025.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lord Abbett Private Credit Fund S

Date: May 14, 2025	/s/ Stephan Kuppenheimer
Stephan Kuppenheimer
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	/s/ Salvatore Dona
Salvatore Dona
Chief Financial Officer and Treasurer
(Principal Financial Officer)