Form 10-Q
period 2025-06-30
Lord Abbett Private Credit Fund S
filed 2025-08-14
CIK 2041841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, the registrant had 4,076,979 shares of common stock, $0.01 par value per share, outstanding.

Lord Abbett Private Credit Fund S

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2025

1

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

2

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

3

Lord Abbett Private Credit Fund S

Consolidated Statements of Assets and Liabilities (Unaudited)

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

	June 30, 2025	December 31, 2024
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost $213,449 and $43,714, respectively)	$213,810	$43,714
Controlled/affiliated investments (cost $13,137 and $0, respectively)	13,137	—
Total investments at fair value (cost of $226,586, $43,714, respectively)	$226,947	$43,714
Cash and cash equivalents	3,484	3,855
Interest receivable from non-controlled/non-affiliated investments	1,583	299
Dividend receivable from controlled/affiliated investments	137	—
Due from adviser	193	95
Receivable for investments sold	88	—
Total assets	$232,432	$47,963

LIABILITIES
Debt (net of deferred financing costs of $1,831 and $111, respectively) (Note 5)	$126,308	$27,189
Distribution payable	1,850	152
Interest payable	813	210
Income incentive fees payable (Note 3)	283	—
Capital gains incentive fees payable (Note 3)	35	—
Management fees payable (Note 3)	68	—
Professional fees payable	169	34
Due to adviser	161	161
Administration fees payable (Note 3)	34	—
Distribution and shareholder servicing fees payable (Note 3)	58	—
Accrued expense and other liabilities	252	17
Total liabilities	$130,031	$27,763
Total net assets	$102,401	$20,200
Commitments and contingencies (Note 6)
NET ASSETS
Common shares, $0.01 par value (4,076,979 and 0 shares issued and outstanding, unlimited number of authorized shares)	$41	$—
Paid in capital in excess of par value	101,959	20,200
Total distributable earnings /(accumulated loss)	401	—
Total net assets	$102,401	$20,200
Total liabilities and net assets	$232,432	$47,963
Net asset value per share	$25.12	N/A

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund S

Consolidated Statements of Operations (Unaudited)

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the three months	For the six months
	ended June 30, 2025	ended June 30, 2025
Investment income
Non-controlled/non-affiliated investments:
Interest income	$4,047	$5,954
Fee income	160	238
Controlled/affiliated investments:
Dividend income	137	137
Total investment income	$4,344	$6,329

Expenses
Interest expense	$1,956	$2,916
Organizational costs	—	180
Income incentive fees (Note 3)	283	283
Capital gains incentive fees (Note 3)	35	35
Management fees (Note 3)	184	184
Professional fees	249	390
Administration fees (Note 3)	46	46
Distribution and shareholder servicing fees (Note 3)	116	116
Other general & administrative	14	83
Total expenses	$2,883	$4,233
Expense reimbursement (Note 3)	$(316)	$(729)
Management fees waived (Note 3)	(48)	(48)
Net expenses	$2,519	$3,456
Net investment income (loss)	$1,825	$2,873

Net realized and change in unrealized appreciation/(depreciation)
Net realized gain/(loss):
Non-controlled/non-affiliated investments	$—	$—
Net realized gain/(loss)	$—	$—
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliated investments	$281	$361
Controlled/Affiliated investments	—	—
Net change in unrealized appreciation (depreciation)	$281	$361
Net realized and change in unrealized appreciation/(depreciation)	$281	$361
Net increase (decrease) in net assets resulting from operations	$2,106	$3,234

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund S

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the three months ended June 30, 2025	For the six months ended June 30, 2025
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	$1,825	$2,873
Net change in unrealized appreciation/(depreciation)	281	361
Net increase (decrease) in net assets resulting from operations	$2,106	$3,234

Distributions to common shareholders from:
Income distributions	$(1,849)	$(2,833)
Net decrease in net assets resulting from distributions	$(1,849)	$(2,833)

Capital transactions
Proceeds from capital contributions/shares sold	$45,000	$81,800
Net increase (decrease) from capital share transactions	$45,000	$81,800
Total increase (decrease) in net assets	45,257	82,201
Net assets, beginning of period	$57,144	$20,200
Net assets, end of period	$102,401	$102,401

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund S

Consolidated Statements of Cash Flows (Unaudited)

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

For the six months
ended June 30, 2025

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$3,234
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain)/loss	—
Net change in unrealized (gain)/loss	(361)
Purchases of investments	(186,840)
Proceeds from principal repayments	4,128
Net amortization (accretion) on investments	(160)
Amortization of deferred financing costs	232
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(1,284)
Dividend receivable from controlled/affiliated investments	(137)
Due from adviser	(98)
Receivable for investments sold	(88)
Interest payable	603
Income incentive fees payable	283
Management fees payable	68
Professional fees payable	135
Capital gains incentive fees payable	35
Administration fees payable	34
Distribution and shareholder servicing fees payable	58
Accrued expenses and other liabilities	235
Net cash provided by (used in) operating activities	(179,923)
Cash flows from financing activities:
Borrowings of debt	265,339
Repayments of debt	(164,500)
Shares sold/capital contributions	81,800
Income distributions to common shareholders, net of distributions payable	(1,135)
Deferred financing costs paid	(1,952)
Net cash provided by (used in) financing activities	179,552
Net increase (decrease) in cash and cash equivalents	(371)
Cash and cash equivalents, beginning of period	3,855
Cash and cash equivalents, end of period	$3,484
Supplemental cash flow information
Interest paid during the period	$2,081

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund S
Consolidated Schedules of Investments (Unaudited)
June 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Secured Debt— non-controlled/non-affiliated(4)(5)
Aerospace & Defense
Accel International Holdings Inc (Term Loan)	3M S + 4.50%	8.78%	4/26/2032	$12,568	$12,502	$12,505	12.21%
Accel International Holdings Inc (Revolver)(6)	3M S + 4.50%	N/A	4/26/2032	—	(11)	(11)	(0.01)
Electro Methods (Term Loan)	3M S + 4.75%	9.07%	2/23/2032	10,779	10,623	10,617	10.37
Electro Methods (Revolver)(6)	3M S + 4.75%	N/A	2/23/2032	—	(37)	(39)	(0.04)
					23,077	23,072	22.53
Air Freight & Logistics
RJW Logistics Group, Inc (Term Loan)	3M S + 5.00%	9.30%	11/26/2031	27,715	27,456	27,542	26.90
RJW Logistics Group, Inc (Delayed Draw)(6)	3M S + 5.00%	N/A	11/26/2031	—	(13)	(13)	(0.01)
					27,443	27,529	26.89
Commercial Services & Supplies
Ambient Enterprises Holdco, LLC (Term Loan)	3M S + 5.75%	10.05%	6/28/2030	6,980	6,913	6,971	6.81
Ambient Enterprises Holdco, LLC (Delayed Draw)(6)	3M S + 5.75%	10.05%	6/28/2030	221	218	221	0.22
JFL-Atomic AcquisitionCo, Inc. (Term Loan)	3M S + 4.75%	9.07%	2/20/2031	17,442	17,190	17,202	16.80
JFL-Atomic AcquisitionCo, Inc. (Delayed Draw)(6)	3M S + 4.75%	9.05%	2/20/2031	443	386	339	0.33
JFL-Atomic AcquisitionCo, Inc. (Revolver)(6)	3M S + 4.75%	9.07%	2/20/2031	141	109	109	0.11
Meridian Waste Acquisitions, LLC (Term Loan)	3M S + 3.75%	8.21%	8/30/2029	11,175	11,090	11,175	10.91
Meridian Waste Acquisitions, LLC (Delayed Draw)(6)	3M S + 3.75%	8.22%	8/30/2029	2,594	2,556	2,594	2.53
Meridian Waste Acquisitions, LLC (Revolver)(6)	3M S + 3.75%	7.67%	8/30/2029	889	872	889	0.87
					39,334	39,500	38.58
Containers & Packaging
Schoeneck Containers, LLC (Term Loan)	1M S + 4.35%	8.79%	5/7/2028	3,058	3,034	3,058	2.99
Schoeneck Containers, LLC (Delayed Draw)	1M S + 4.35%	8.79%	5/7/2028	1,562	1,550	1,562	1.53
Schoeneck Containers, LLC (Revolver)(6)	1M S + 4.35%	N/A	5/7/2028	—	(9)	—	—
					4,575	4,620	4.52
Health Care Equipment & Supplies
MGS MFG. Group, Inc. (Delayed Draw)(6)	3M S + 3.25%	8.93%	5/31/2027	4,781	4,763	4,781	4.67
MGS MFG. Group, Inc. (Revolver)(6)	3M S + 3.25%	N/A	5/31/2027	—	(10)	—	—
					4,753	4,781	4.67
Health Care Providers & Services
Continental Buyer Inc (Delayed Draw)(6)	3M S + 4.50%	8.83%	4/2/2031	955	926	908	0.89
Continental Buyer Inc (Revolver)(6)	3M S + 4.50%	N/A	4/2/2031	—	(22)	(18)	(0.02)
Flourish Research Acquisition, LLC (Term Loan)	3M S + 5.00%	9.26%	11/6/2031	15,042	14,845	14,929	14.58
Flourish Research Acquisition, LLC (Revolver)(6)	3M S + 5.00%	N/A	11/6/2031	—	(25)	(14)	(0.01)
Flourish Research Acquisition, LLC (Delayed Draw Term)(6)	3M S + 5.00%	N/A	11/6/2031	—	(9)	(7)	(0.01)
					15,715	15,798	15.43
Insurance
Keystone Agency Investors (Term Loan)	3M S + 4.75%	9.05%	5/3/2027	5,237	5,193	5,204	5.08
Keystone Agency Investors (Delayed Draw Term)(6)	3M S + 4.75%	9.05%	5/3/2027	4,380	4,340	4,319	4.22
World Insurance Associates, LLC (Delayed Draw)(6)	3M S + 5.00%	N/A	4/3/2030	—	(12)	(25)	(0.02)
World Insurance Associates, LLC (Revolver)(6)	3M S + 5.00%	N/A	4/3/2030	—	(1)	(1)	—
					9,520	9,497	9.28
IT Services
BCM One, Inc. (Revolver)(6)	6M S + 8.67%	N/A	11/17/2027	—	—	—	—
Security 101 (Term Loan)(10)	3M S + 5.00%	9.30%	4/11/2028	19,115	18,938	18,995	18.55
Security 101 (Revolver)(6)	3M S + 5.00%	9.31%	4/11/2028	514	501	505	0.49

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund S
Consolidated Schedules of Investments (Unaudited) (continued)
June 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Secured Debt— non-controlled/non-affiliated(4)(5)
Uptime Institute (Term Loan)	1M S + 5.00%	9.33%	1/12/2027	$7,041	6,977	6,977	6.81%
					26,416	26,477	25.85
Leisure Products
Playpower, Inc. (Term Loan)	3M S + 5.25%	9.55%	8/28/2030	9,045	8,960	8,944	8.73
					8,960	8,944	8.73
Life Sciences Tools & Services
TransnetYX, Inc. (Revolver)(6)		N/A	4/13/2026	—	—	—	—
					—	—	—
Real Estate Management & Development
Vacation Rental Brands, LLC (Term Loan)	3M S + 5.25%	9.55%	5/6/2032	9,105	9,015	9,015	8.80
Vacation Rental Brands, LLC (Delayed Draw)(6)	3M S + 5.25%	N/A	5/6/2032	—	(5)	(5)	—
Vacation Rental Brands, LLC (Revolver)(6)	3M S + 5.25%	9.55%	5/6/2032	299	290	290	0.28
					9,300	9,300	9.08
Software
Databricks, Inc. (Term Loan)	1M S + 4.50%	8.82%	1/3/2031	12,188	12,130	12,127	11.84
Databricks, Inc. (Delayed Draw)(6)	1M S + 4.50%	N/A	1/3/2031	—	—	(15)	(0.01)
LeadVenture, Inc (Delayed Draw)(6)	3M S + 5.25%	9.57%	6/23/2032	529	513	513	0.50
LeadVenture, Inc. (Term Loan)	3M S + 5.25%	9.57%	6/23/2032	8,418	8,292	8,292	8.10
LeadVenture, Inc. (Revolver)(6)	3M S + 5.25%	N/A	6/23/2032	—	(12)	(12)	(0.01)
					20,923	20,905	20.42
Telecommunication Services
CCI Buyer, Inc. (Term Loan)	3M S + 5.00%	9.30%	5/13/2032	7,476	7,402	7,402	7.23
CCI Buyer, Inc. (Revolver)(6)	3M S + 5.00%	N/A	5/13/2032	—	(4)	(4)	—
Clearwave Fiber (Revolver)(6)	3M S + 4.00%	8.30%	12/13/2029	4,285	4,196	4,185	4.09
					11,594	11,583	11.32
Textiles, Apparel & Luxury Goods
Kravet Inc. (Term Loan)	3M S + 5.25%	9.55%	11/26/2030	12,037	11,870	11,841	11.56
Kravet Inc. (Revolver)(6)	3M S + 5.25%	N/A	11/26/2030	—	(31)	(37)	(0.04)
					11,839	11,804	11.52
Total First Lien Secured Debt—non-controlled/non-affiliated					213,449	213,810	208.82%

Investments—controlled/affiliated
Investments in Joint Venture(4)(5)(8)
SBLA Private Credit II LLC(7)					13,137	13,137	12.83
Total Investments in Joint Venture					13,137	13,137	12.83
Total Investments(9)					$226,586	$226,947	221.65%

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund S
Consolidated Schedules of Investments (Unaudited) (continued)
June 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(1)	Unless otherwise indicated, debt investments held by the Company are denominated in USD dollars. All debt investments are income producing unless otherwise indicated.
(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), or an alternate base rate (commonly based on the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of June 30, 2025.
(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.
(5)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 -Investments”).
(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from the unfunded committment being valued below par and/or unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments:

Investments	Maturity Date	Unfunded
Accel International Holdings Inc (Revolver)	4/26/2032	$2,162
Ambient Enterprises Holdco, LLC (Delayed Draw)	6/28/2030	205
BCM One, Inc. (Revolver)	11/17/2027	510
CCI Buyer, Inc. (Revolver)	5/13/2032	437
Clearwave Fiber (Revolver)	12/13/2029	3,715
Continental Buyer Inc (Revolver)	4/2/2031	4,777
Continental Buyer Inc (Delayed Draw)	4/2/2031	11,783
Databricks, Inc. (Delayed Draw)	1/3/2031	2,813
Electro Methods (Revolver)	2/23/2032	2,587
Flourish Research Acquisition, LLC (Delayed Draw)	11/6/2031	998
Flourish Research Acquisition, LLC (Revolver)	11/6/2031	1,815
JFL-Atomic AcquisitionCo, Inc. (Delayed Draw)	2/20/2031	7,099
JFL-Atomic AcquisitionCo, Inc. (Revolver)	2/20/2031	2,216
Keystone Agency Investors (Delayed Draw)	5/3/2027	5,370
Kravet Inc. (Revolver)	11/26/2030	2,292
LeadVenture, Inc (Delayed Draw)	6/23/2032	1,074
LeadVenture, Inc. (Revolver)	6/23/2032	802
Meridian Waste Acquisitions, LLC (Delayed Draw)	8/30/2029	2,298
Meridian Waste Acquisitions, LLC (Revolver)	8/30/2029	1,334
MGS MFG. Group, Inc. (Delayed Draw)	5/31/2027	1,156
MGS MFG. Group, Inc. (Revolver)	5/31/2027	3,476
RJW Logistics Group, Inc (Delayed Draw)	11/1/2031	2,042
Schoeneck Containers, LLC (Revolver)	5/7/2028	1,136
Security 101 (Revolver)	4/11/2028	1,028
TransnetYX, Inc. (Revolver)	4/13/2026	722
Vacation Rental Brands, LLC (Delayed Draw)	5/6/2032	797
Vacation Rental Brands, LLC (Revolver)	5/6/2032	622
World Insurance Associates, LLC (Delayed Draw)	4/3/2030	5,000
World Insurance Associates, LLC (Revolver)	4/3/2030	250
Total		$70,516

(7)	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2025, non-qualifying assets represented approximately 5.7% of the total assets of the Company.
(8)	Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities.
(9)	Unless otherwise indicated, all securities are pledged as collateral to our ING Revolving Credit Facility (“ING Revolving Credit Facility”) as defined in “Note 5 - Debt”). As such, these securities are not available as collateral to our general creditors.
(10)	Investment subject to the Participation Agreement and acts as collateral for the Secured Borrowing. Please refer to Note 5.

As of June 30, 2025, the Company’s controlled/affiliated investments were as follows:

Controlled/Affiliated Investments	Fair Value as of January 1, 2025	Gross Additions	Gross Reductions	Net Change in Unrealized appreciation/ (depreciation)	Net Realized Gain (Loss)	Fair Value as of June 30, 2025	Dividend Income
SBLA Private Credit II LLC	—	13,137	—	—	—	13,137	137

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund S
Consolidated Schedules of Investments (Unaudited) (concluded)
June 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following shows the composition of the Company’s portfolio at fair value by industry and geography as of June 30, 2025.

Industry	Investment Type	Fair Value	Percentage of Total Portfolio
Aerospace & Defense	First Lien Secured Debt	$23,072	10.17%
Air Freight & Logistics	First Lien Secured Debt	27,529	12.13%
Commercial Services & Supplies	First Lien Secured Debt	39,500	17.40%
Containers & Packaging	First Lien Secured Debt	4,620	2.04%
Health Care Equipment & Supplies	First Lien Secured Debt	4,781	2.11%
Health Care Providers & Services	First Lien Secured Debt	15,798	6.96%
Insurance	First Lien Secured Debt	9,497	4.18%
Investments in Joint Venture	Joint Venture	13,137	5.79%
IT Services	First Lien Secured Debt	26,477	11.67%
Leisure Products	First Lien Secured Debt	8,944	3.94%
Real Estate Management & Development	First Lien Secured Debt	9,300	4.10%
Software	First Lien Secured Debt	20,905	9.21%
Telecommunication Services	First Lien Secured Debt	11,583	5.10%
Textiles, Apparel & Luxury Goods	First Lien Secured Debt	11,804	5.20%
Total		$226,947	100.00%

Geography	Fair Value	Percentage of Total Investments at Fair Value
United States	$226,947	100%
Total	$226,947	100%

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund S
Consolidated Schedules of Investments (Unaudited)
December 31, 2024
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Secured Debt— non-controlled/non-affiliated(4)(6)
Air Freight & Logistics
RJW Logistics Group, Inc (Term Loan B)	3M S + 5.25%	9.58%	11/26/2031	$15,324	$15,170	$15,170	75.10%
RJW Logistics Group, Inc (Delayed Draw)(6)	3M S + 5.25%	N/A	11/26/2031	—	(6)	(6)	(0.03)
					15,164	15,164	75.07
Commercial Services & Supplies
Ambient Enterprises Holdco LLC (Term Loan)	3M S + 5.75%	10.08%	6/30/2030	2,073	2,052	2052	10.16
Ambient Enterprises Holdco LLC (Delayed Draw)(6)	3M S + 5.75%	N/A	6/30/2030	—	(2)	(2)	(0.01)
					2,050	2,050	10.15
Health Care Providers & Services
Flourish Research Acquisition, LLC (Term Loan)	3M S + 5.00%	8.40%	11/6/2031	9,530	9,389	9389	46.48
Flourish Research Acquisition, LLC (Delayed Draw)(6)	3M S + 5.00%	8.86%	11/6/2031	363	335	335	1.66
Flourish Research Acquisition, LLC (Revolver)(6)	3M S + 5.00%	N/A	11/6/2031	—	(27)	(27)	(0.13)
					9,697	9,697	48.01
Telecommunication Services
Clearwave Fiber (Revolver)(6)	3M S + 4.00%	8.40%	12/13/2029	4,293	4,193	4,193	20.76
					4,193	4,193	20.76
Textiles, Apparel & Luxury Goods
Kravet Inc, (Term Loan)	3M S + 5.25%	9.77%	11/25/2030	12,834	12,644	12,644	62.59
Kravet Inc, (Revolver)(6)	3M S + 5.25%	N/A	11/25/2030	—	(34)	(34)	(0.17)
					12,610	12,610	62.42

Total First Lien Secured Debt—non-controlled/non-affiliated					$43,714	$43,714	216.41%
Total Investments at Fair Value					$43,714	$43,714	216.41%

(1)	Unless otherwise indicated, debt investments held by the Company are denominated in USD dollars. All debt investments are income producing unless otherwise indicated.
(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), or an alternate base rate (commonly based on the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of December 31, 2024.
(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.
(5)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 -Investments”).
(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments.

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund S
Consolidated Schedules of Investments (Unaudited) (concluded)
December 31, 2024
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments	Maturity Date	Unfunded
Ambient Enterprises Holdco LLC (Delayed Draw)	6/30/2030	$427
Clearwave Fiber (Revolver)	12/13/2029	3,707
Flourish Research Acquisition, LLC (Delayed Draw)	11/6/2031	3,040
Flourish Research Acquisition, LLC (Revolver)	11/6/2031	1,815
Kravet Inc. (Revolver)	11/25/2030	2,292
RJW Logistics Group, Inc (Delayed Draw)	11/1/2031	1,129
Total		$12,410

The following shows the composition of the Company’s portfolio at fair value by industry and geography as of December 31, 2024.

Industry	Investment Type	Fair Value	Percentage of Total Investments at Fair Value
Commercial Services & Supplies	First Lien Secured Debt
Air Freight & Logistics	First Lien Secured Debt	$15,164	34.69%
Textiles, Apparel & Luxury Goods	First Lien Secured Debt	12,610	28.85%
Health Care Providers & Services	First Lien Secured Debt	9,697	22.18%
Telecommunication Services	First Lien Secured Debt	4,193	9.59%
Commercial services & Supplies	First Lien Secured Debt	2,050	4.69%
Total		$43,714	100.00%

Geography	Fair Value	Percentage of Total Investments at Fair Value
United States	$43,714	100%
Total	$43,714	100%

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2025
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

The Company’s investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. The Company invests in loans targeted at (i) private U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended the (“Exchange Act”), and (ii) U.S. operating companies whose securities are listed on a national securities exchange that have a market capitalization of less than $250 million. In limited instances we may retain the “last out” portion of a first-lien loan. In such cases, the “first out” portion of the first lien loan would receive priority with respect to payment over our “last out” position. In exchange for the higher risk of loss associated with such “last out” portion, we would earn a higher rate of interest than the “first out” position.

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

On May 13, 2025, the Company established Lord Abbett PCF Financing S LLC, a wholly-owned subsidiary of the Company and a Delaware limited liability company that is a disregarded entity for tax purposes, to hold investment collateral in connection with a credit facility.

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

Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries in the Consolidated Financial Statements. All intercompany balances and transactions have been eliminated in consolidation.

The Company does not consolidate SBLA Private Credit II LLC (the “SBLA II JV”). See “Note 4 - Investments” for further description of the joint venture.

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
June 30, 2025
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

Cash and cash equivalents are carried at cost, which approximates fair value. The cash and cash equivalents balance as of June 30, 2025 and December 31, 2024 was $3,484 and $3,855, respectively.

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
June 30, 2025
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
June 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Payment-in-Kind (“PIK”) Income

The Company may have loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. In order to satisfy the annual RIC distribution requirements, this non-cash source of income must be included in determining the amounts to be paid out in the form of dividends, even if cash is not yet collected. For the three and six months ended June 30, 2025 there was $0 in PIK income.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. Dividend income on the Company’s equity interest in its joint venture is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected.

Fee Income

The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Non-Accrual Investments

Loans are generally placed on non-accrual status when, in management’s judgement, there is sufficient doubt that all or a portion of principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2025 and December 31, 2024, there were no loans on non-accrual status.

Organizational and Offering Costs

Organizational costs consist of costs incurred to establish the entity as a Delaware statutory trust and subsequent conversion to a BDC. Organizational costs are expensed as incurred. The Company has incurred $180 in organizational expenses since inception. Offering costs consist of costs incurred in connection with the offering of interests in the partnership and subsequently the BDC. Offering costs are capitalized as a deferred charge and will be amortized to expense on a straight-line basis over twelve months. Additional organizational costs and offering costs may be incurred subsequent to June 30, 2025.

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

Income Taxes

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company reviews and evaluates tax positions in its major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. Based on this review, the Company has determined the major tax jurisdictions to be where the Company is organized, where the Company makes investments, and where the Company is located; however, no reserves for uncertain tax positions were recorded for for the three and six months ended June 30, 2025. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no tax liability or expense, including interest and penalties, has been recorded in the consolidated financial statements. Generally, the Company’s U.S. federal, state, and local tax returns remain open for examination for a period of three to five years from when they are filed under varying statutes of limitations.

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
June 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The Company intends to elect to be treated, and qualify annually, as a regulated investment company (“RIC”) for U.S. federal income tax purposes as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) upon filing of the tax return on its statutory due date, commencing with its initial taxable year ended December 31, 2025. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends.

To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses.

In addition, based on the excise tax distribution requirements, the Company will be subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary net income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed.

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

The Adviser has taken the position that the CODM for the Company is comprised of the following three committees: Management, Investment and Operating Committees, which are responsible for assessing performance and making decisions about resource allocation. The CODM has determined that the Company has a single operating segment based on the fact that the CODM monitors the operating results of the Company as a whole and that the Company’s long-term strategic asset allocation is pre-determined in accordance with the terms of its prospectus, based on a defined investment strategy which is executed by the Company’s portfolio managers as a team. The financial information in the form of the Company’s portfolio composition, total returns, expense ratios and changes in net assets, which are used by the CODM to assess the segment’s performance versus the Company’s comparative benchmarks and to make resource allocation decisions for the Company’s single segment, is consistent with that presented within the Company’s consolidated financial statements. Segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

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
June 30, 2025
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

Based on the terms described above, the Company may be obligated to make Reimbursement Payments to the Adviser in accordance with the Expense Support Agreement. As of June 30, 2025, no such reimbursements were required.

The following table presents a cumulative summary of the expense payments and reimbursement payments as of June 30, 2025.

For the Quarter Ended	Required Expense Payments by Adviser	Required Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
December 31, 2024	$95	$—	$95	December 31, 2027
March 31, 2025	413	—	413	March 31, 2028
June 30, 2025	316	—	316	June 30, 2028
Total	$824	$—	$824

Due to / Due From Adviser

From time to time, the Adviser may pay certain expenses or fees on behalf of the Company. These expenses will be paid by the Company at a future date. As of June 30, 2025 and December 31, 2024, the Company had $161 and $161, respectively, of expenses which are owed to the Adviser, and are included in Due to adviser on the Consolidated Statements of Assets and Liabilities. In accordance with the Expense Support Agreement, the Adviser has elected to pay the Company for certain expenses incurred during the period from November 4, 2024 (commencement of operations) to June 30, 2025. For the three and six months ended June 30, 2025, the Adviser has elected to pay $316 and $729, respectively, in expenses, of which $193 remains receivable as of June 30, 2025. As of December 31, 2024, there was $95 receivable from the Adviser.

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
June 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Management fee

Prior to the BDC Election Date, the Company did not incur management fees. Following the BDC Election Date, the Company began to accrue management fees. The management fee is payable monthly in arrears at an annual rate of 1.00% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month, adjusted for any share issuances or repurchases during the applicable month. For purposes of the Advisory Agreement, net assets mean the Company’s total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP. For the three and six months ended June 30, 2025, the Company incurred management fees of $184 and $184, respectively. As of June 30, 2025 the Adviser voluntarily waived $48 of management fees.

Incentive Fees

The incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee Based on Income

The portion based on our income is based on Pre-Incentive Fee Net Investment Income Returns attributable to our common shares. “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Advisory Agreement and an Administration Agreement with our Administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred stock, but excluding the Incentive Fee and shareholder servicing and/or distribution fees, if any). Shareholders may be charged a fee on an income amount that is higher than the income shareholders may ultimately receive. Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses, or unrealized gain/(loss).

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

Prior to the BDC Election Date, the Company did not incur incentive fees. Following the BDC Election Date, the Company began to accrue incentive fees. For the three and six months ended June 30, 2025, income based incentive fees were $283 and $283, respectively. As of June 30, 2025, $283 of such income based incentive fees were unpaid and are included in income incentive fees payable on the Consolidated Statements of Assets and Liabilities.

Incentive Fee Based on Capital Gains

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals:

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
June 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

•	12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fee on capital gains as calculated in accordance with U.S. GAAP.

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

For purposes of computing the Company’s incentive fee on income and the incentive fee on capital gains, the calculation methodology will look through derivative financial instruments or swaps as if we owned the reference assets directly. The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated.

For the three and six months ended June 30, 2025, capital gains incentive fees were $35 and $35, respectively. As of June 30, 2025, $35 of capital gains incentive fees were unpaid and are included in capital gains incentive fees payable on the Consolidated Statements of Assets and Liabilities.

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

Prior to the BDC Election Date, the Company did not incur administration fees. Following the BDC Election Date, the Company began to accrue administration fees. During the three and six months ended June 30, 2025, the Company incurred $46 and $46, respectively, of administration fees.

Distribution Fee, Shareholder Servicing Fee and Other Distribution Expenses

The Company may pay to any distributor, in its capacity as principal underwriter (or placement agent) of the Shares (the “Distributor”), with respect to and at the expense of Common shares (which may be amended from time to time), a fee for (i) distribution and sales support services (the “Distribution Fee”), as applicable, and/or (ii) shareholder services (the “Servicing Fee”), and each as more fully described below (together, the “Shareholder Servicing and/or Distribution Fee”). The Distribution Fee under the Plan will be used primarily to compensate a Distributor for such services provided in connection with the offering and sale of shares of the Common shares, and to reimburse the Distributor for related expenses incurred, including payments by the Distributor to compensate or reimburse brokers, other financial institutions or other industry professionals (collectively, “Selling Agents”), for distribution services and sales support services provided and related expenses incurred by such Selling Agents. All payments made hereunder pursuant to the Plan shall be in accordance with the terms and limitations of the Financial Industry Regulatory Authority (“FINRA”) Conduct Rules. The Company may pay for expenses related to its distribution out of its own assets, including but not limited to, expenses associated with advertising, compensation of underwriters, dealers, and sales personnel, the printing and mailing of prospectuses to other than current shareholders, and the printing and mailing of sales literature, each as may be determined to be in the best interests of the Company.

Subject to any applicable Financial Industry Regulatory Authority, Inc., or FINRA, limitations on underwriting compensation, the Company will pay the Placement Agent a shareholder servicing and/or distribution fee, or the Distribution/Servicing Fees, for Common shares equal to 0.85% per annum of the aggregate NAV, as of the beginning of the first calendar day of the applicable month, for the Common shares. The annual Distribution/Servicing Fees are paid by the Company to the Placement Agents pursuant to the Company’s distribution and servicing plan, or the Distribution and Servicing Plan. The distribution and service fees are accrued and payable monthly. For the three months ended June 30, 2025, Distribution and shareholder servicing fees incurred were $116. As of June 30, 2025, $58 of Distribution and shareholder servicing fees, were unpaid and are included in Distribution and shareholder servicing fees payable on the Consolidated Statements of Assets and Liabilities.

The Board, including a majority of the members of the Board who are not “interested persons” (as defined in the 1940 Act) of the Company, or the Independent Trustees, have reviewed and approved the Placement Agent Agreements in accordance with Section 15(c) of the 1940 Act, and will annually review the Placement Agent Agreements and Distribution/Servicing Fees to determine that the provisions of the Placement Agent Agreements are carried out satisfactorily and to determine, among other things, whether the fees payable under such agreements are reasonable in light of the services provided and that there is a reasonable likelihood that the continuation of the plan for the Distribution/Servicing Fees will benefit the Company and its shareholders. The Board assesses the reasonableness of such fees based on the breadth, depth and quality of the distribution services to be provided to the Company, and reviews other information relating to the Placement Agent, such as their relationships with financial intermediaries and the adequacy of their compliance program.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (continued)

June 30, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(4) INVESTMENTS

Fair Value Measurement and Disclosures

The following table shows the composition of the Company’s investment portfolio as of June 30, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy

	Cost	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value(1)
First Lien Secured Debt	$213,449	$213,810	$—	$—	$213,810	$—
Investments in Joint Venture	13,137	13,137	—	—		13,137
Total Investments	$226,586	$226,947	$—	$—	$213,810	$13,137

(1)	In accordance with ASC 820, the Company’s investment in SBLA II is measured using the net asset value (or its equivalent) as a practical expedient for fair value and has not been classified in the fair value hierarchy.

The following table shows the composition of the Company’s investment portfolio as of December 31, 2024, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$43,714	$43,714	$—	$—	$43,714
Total Investments	$43,714	$43,714	$—	$—	$43,714

The following table presents changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2025 :

For the six months ended June 30, 2025
Fair value, beginning of period	$43,714
Purchases	173,703
Sales and repayments	(4,128)
Net (amortization) accretion on investments	160
Net realized gains (losses) on investments	—
Net change in unrealized gains (losses) on investments	361
Transfers out of Level 3(1)	—
Transfers into Level 3(1)	—
Fair value as of June 30, 2025	$213,810
Net change in unrealized appreciation (depreciation) on Level 3 investments still held as of June 30, 2025	$361

(1)	For the six months ended June 30, 2025, there were no transfers out of/into Level 3.

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of June 30, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (continued)

June 30, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2025 and December 31, 2024, were as follows:

June 30, 2025

Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average(1)
First Lien Secured Debt	$181,342	Income Approach	Discount Rate	6.76% - 9.21%	8.56%
First Lien Secured Debt	32,468	Market Approach	Transaction Price	n/a	n/a
Total Level 3 Investments	$213,810

December 31, 2024

Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average(1)
First Lien Secured Debt	$43,714	Market Approach	Transaction Price	n/a	n/a
Total Level 3 Investments	$43,714

(1)	Weighted averages are calculated based on fair value of investments.

The significant unobservable input used in the market approach is the transaction price to acquire the position. There has been no change to the valuation based on the underlying assumptions used at the closing of such transaction. The significant unobservable input used in the income approach is the discount rate. The discount rate is used to discount the estimated future cash flows, which include both future principal and interest payments expected to be received from the underlying investment. An increase/decrease in the discount rate would result in a decrease/ increase, respectively, in the fair value. There have been no material changes to the valuation approaches utilized during the period ended December 31, 2024 or the three and six months ended June 30, 2025.

Joint Venture

On May 6, 2025, the Company entered into a joint venture with Stifel Bank & Trust (the “JV partner”). The joint venture is called SBLA Private Credit II LLC (the “SBLA II JV”).

The Company and the JV partner have $60 million and $8.6 million, respectively, in total commitments to SBLA II JV, with targeted member ownership interests of approximately 87.5% and 12.5%, respectively. The Company and the JV partner have equal voting rights with respect to the SBLA II JV and the SBLA II JV’s general partner. The SBLA II JV will not be consolidated in the Company’s Consolidated Financial Statements. As of June 30, 2025, the Company had commitments of $60 million to the SBLA II JV, of which $46.9 million remained unfunded.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (continued)

June 30, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

SBLA Private Credit II LLC

Schedule of Investments

June 30, 2025

(in thousands, except share amounts, per share data, and as otherwise noted)

Investments(1)	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Secured Debt— non-controlled/non-affiliated(4)(5)

Aerospace & Defense
Unical Aviation Inc (Term Loan)	1M S + 3.75%	8.08%	11/7/2031	$3,448	$3,414	$3,414	22.74%
					3,414	3,414	22.74
Beverages
King Juice (Term Loan)	3M S + 3.35%	7.67%	3/25/2027	161	160	160	1.07
King Juice (Revolver)	3M S + 3.35%	7.65%	3/25/2027	215	204	204	1.36
King Juice (Term Loan B)	3M S + 4.35%	7.67%	3/25/2027	1,792	1,779	1,779	11.85
					2,143	2,143	14.28
Commercial Services & Supplies
KDV Label (Term Loan)	3M S + 4.25%	8.58%	6/11/2026	4,073	4,042	4,042	26.92
KDV Label (Delayed Draw)	3M S + 4.25%	8.61%	6/11/2026	121	115	115	0.77
					4,157	4,157	27.69
Construction & Engineering
Discovery Marketing And Distributing, LLC (Term Loan)	3M S + 4.25%	8.78%	8/10/2027	7,474	7,402	7,402	49.30
					7,402	7,402	49.30
Construction Materials
Concrete Partners, LLC (Term Loan)	1M S + 3.25%	7.68%	7/27/2029	3,194	3,163	3,163	21.07
					3,163	3,163	21.07
Containers & Packaging
Accord Buyer LLC (Term Loan)	1M S + 3.75%	8.18%	5/19/2028	3,845	3,808	3,808	25.36
					3,808	3,808	25.36
Leisure Products
Buffalo Games LLC	3M S + 2.50%	6.89%	8/31/2025	1,509	1,501	1,501	10.00
					1,501	1,501	10.00
Machinery
Rental Equipment Investment Co. (Term Loan)	1M S + 4.25%	8.68%	12/23/2026	2,440	2,416	2,416	16.09
Seakeeper Technologies LLC (Term Loan)	3M S + 2.75%	7.51%	7/19/2027	7,928	7,852	7,852	52.30
SkyMark Refuelers (Term Loan)	3M S + 3.00%	7.55%	12/31/2026	3,262	3,232	3,232	21.53
SkyMark Refuelers (Term Loan B)	3M S + 3.00%	7.55%	12/31/2026	1,268	1,256	1,256	8.37
Structural Concepts (Term Loan)	1M S + 3.00%	7.33%	10/3/2025	3,405	3,383	3,383	22.53
					18,139	18,139	120.82
Real Estate Management & Development
Royal Property Company Borrower LLC (Term Loan)	3M S + 4.00%	8.05%	2/2/2028	6,196	6,135	6,135	40.86
					6,135	6,135	40.86
Specialty Retail
Alliance Mobile Inc (Term Loan)	3M S + 3.75%	8.20%	8/1/2028	6,637	6,575	6,575	43.80
Alliance Mobile Inc (Incremental Term Loan)	3M S + 3.50%	7.95%	8/1/2028	998	988	988	6.58
JL Darling, LLC (Term Loan)	1M S + 3.75%	8.18%	5/16/2028	1,294	1,282	1,282	8.54
M&M Thrift Management Company LLC (Term Loan)	3M S + 2.25%	6.65%	12/1/2026	4,619	4,577	4,577	30.49
					13,422	13,422	89.41
Total First Lien Secured Debt—non-controlled/non-affiliated					$63,284	$63,284	421.53%

Total Investments at Fair Value					$63,284	$63,284	421.53%

(1)	Unless otherwise indicated, debt investments held by the SBLA II JV are denominated in USD dollars. All debt investments are income producing unless otherwise indicated.
24

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
June 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), which generally resets periodically. For each loan, the SBLA II JV has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of June 30, 2025.
(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with U.S. GAAP.
(4)	Unless otherwise indicated, issuers of debt held by the SBLA II JV are domiciled in the United States.
(5)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies and Note 4 - Investments”).

SBLA Private Credit II LLC

Financial Statements

(in thousands, except share amount, per share data, percentages, and as otherwise noted)

The following table presents the selected statements of assets and liabilities information of the SBLA II JV as of June 30, 2025

June 30, 2025

ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost $63,284)	$63,284
Cash and cash equivalents	3,727
Interest receivable from non-controlled/non-affiliated investments	147
Receivable for investments sold	$293
Total assets	$67,451

LIABILITIES
Debt: (net of deferred financing costs $1,230)	$51,770
Interest payable	386
Distribution payable	156
Professional fees payable	34
Administration fees payable	10
Accrued expenses and other liabilities	82
Total liabilities	$52,438
MEMBERS’ EQUITY
Members’ Equity	$15,013
Total members’ equity	$15,013
Total liabilities and members’ equity	$67,451
25

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
June 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table presents the selected statements of operations information of the SBLA II JV for the period from May 6, 2025 (commencement of operations) to June 30, 2025:

For the period from May 6, 2025 (commencement of operations) to June 30, 2025
Investment income
Non-controlled/non-affiliated investments:
Interest income	$621
Total investment income	$621

Expenses
Interest expense	$421
Professional fees	34
Administration fees	10
Total expenses	$465

Net expenses	$465
Net investment income	$156

Net realized and change in unrealized gain (loss)
Net change in unrealized gain/(loss):
Non-controlled/non-affiliated investments	—
Net change in unrealized gain/(loss)	$—
Net realized and change in unrealized gain/(loss)	$—
Net increase (decrease) in net assets resulting from operations	$156

(5) DEBT

Credit Facility with Bank of America

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

In connection with the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition, the Company shall not incur aggregate indebtedness in an amount (a) in excess of that permitted under the constituent documents and (b) in excess of $5 billion. The Credit Facility contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, lender may terminate the commitments and declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable. As of June 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Credit Facility.

Revolving Credit Facility with ING Capital

On June 3, 2025, the Company entered into a revolving credit facility (the “Revolving Credit Facility”) pursuant to a Senior Secured Credit Agreement (the “Credit Agreement”), by and among the Company, as borrower, ING Capital LLC (“ING”), as administrative agent (in such capacity, the “Administrative Agent”), each of the lenders and issuing banks party thereto, and ING, as lead arranger, as sole book runner and as a syndication agent. Capitalized terms used and not otherwise defined herein shall have the meanings specified in the Credit Agreement. The Revolving Credit Facility provides for, among other things, borrowings in U.S. dollars or certain other permitted currencies in an initial aggregate amount of up to $100 million subject to availability under the borrowing base, with an option for the Company to elect at one or more times, subject to certain conditions, to increase the maximum committed amount up to $500 million.

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
June 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The revolving period during which the Company is permitted to borrow, repay and re-borrow advances will terminate on June 4, 2029 (the “Commitment Termination Date”). Any amounts borrowed under the Revolving Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 3, 2030 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the Revolving Credit Facility accrue interest at a rate per annum equal to the relevant rate plus an applicable margin of (a) with respect to any ABR Loan, (i) 0.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 0.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount; (b) with respect to any Term Benchmark Loan, (i) 1.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 1.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount, and (c) with respect to any RFR Loans, (i) 1.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 1.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount. In addition, the Company will pay a non-usage fee of 0.375% on the average daily unused amount of the revolving commitments under the Revolving Credit Facility. As of June 30, 2025, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

The Company’s outstanding debt obligations at June 30, 2025 and December 31, 2024 were as follows:

	As of June 30, 2025

	Aggregate Borrowing Capacity	Outstanding Principal	Less Unamortized Deferred Financing Costs	Carrying Value per Consolidated Statement of Assets and Liabilities
BofA Credit Facility	$150,000	$43,000	$56	$42,944
ING Revolving Credit Facility	$100,000	$70,000	$1,775	$68,225
Total	$250,000	$113,000	$1,831	$111,169

The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2025.

	As of December 31, 2024
	Aggregate Borrowing Capacity	Outstanding Principal	Less Unamortized Deferred Financing Costs	Carrying Value per Consolidated Statement of Assets and Liabilities
BofA Credit Facility	$100,000	$27,300	$111	$27,189
Total	$100,000	$27,300	$111	$27,189

Secured Borrowing Agreement

On May 23, 2025, the Company entered into a participation agreement (the “Participation Agreement”) with Macquarie Bank Limited (“Macquarie”). The Company will transfer investments to Macquarie for cash and repurchase the same investment on a forward settlement basis. The repurchase transaction will have a settlement date of up to 60 days. The repurchase transaction under the Participation Agreement is a type of secured borrowing, in which the Company will retain the economics of the investment and will pay an interest charge. The amount outstanding under the Participation Agreement as of June 30, 2025 was $15,139, which is reflected as “Debt” on the Consolidated Statements of Assets and Liabilities. The average amount outstanding for the three and six months ended June 30, 2025 were $6,392 and $3,196, respectively. The amount of interest incurred under the Participation Agreement for the three and six months ended June 30, 2025, were $115, which equated to an effective interest rate of 7.33%. Interest expense incurred under the Participation Agreement is included on the Consolidated Statements of Operations as “Interest expense”.

The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2025.

The components of interest expense were as follows for the three and six months ended June 30, 2025:

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
June 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the three months ended June 30, 2025	For the six months ended June 30, 2025
Borrowing interest expense	$1,742	$2,587
Facility unused fee	57	$97
Amortization of deferred financing costs	157	232
Total	$1,956	$2,916

The following table summarizes the average debt outstanding and the weighted average interest cost:

	For the three months ended June 30, 2025	For the six months ended June 30, 2025
Weighted average interest rate(1)	6.75%	6.68%
Weighted average debt outstanding	$104,697	$78,585

(1)	Excludes facility unused fees and amortization of deferred financing costs.

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2025 and December 31, 2024, the Company had $70,516 and $12,410, respectively of unfunded commitments to its portfolio companies with details disclosed in the Consolidated Schedules of Investments. As of June 30, 2025 $46.9 million of capital committed remained uncalled from the Company in relation to capital commitments to the SBLA II JV.

(7) SHAREHOLDERS’ CAPITAL

As of June 30, 2025, and December 31, 2024 total capital commitments to the Company were $225 million, and $225 million, respectively, all of which are committed by related parties of the Company. As of June 30, 2025, and December 31, 2024 there were unfunded capital commitments of $123 million, and $205 million, respectively. As of June 30, 2025, Lord Abbett & Co. LLC (“Lord Abbett”) and certain registered investment companies and other pooled vehicles advised by Lord Abbett collectively own 100.00% of the Lord Abbett Private Credit Fund S (the “Company”).

The following table summarizes the total proceeds received from capital contributions/shares sold for the six months ended June 30, 2025.

Date Received	Proceeds Received
February 12, 2025	$7,500
February 27, 2025	14,300
March 28, 2025	15,000
April 30, 2025	25,000
June 30, 2025	20,000
Total	$81,800

On April 1, 2025, the BDC Election Date, the Company had 2,280,000 shares outstanding.

On April 30, 2025, the Company issued and sold 1,000,801 of the Company’s common shares of beneficial interest for an aggregate offering price of $25 million at a NAV per share of $24.98.

On June 30, 2025, the Company issued and sold 796,178 of the Company’s common shares of beneficial interest for an aggregate offering price of $20 million at a NAV per share of $25.12.

The following table summarizes the Company’s distributions declared and paid for the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Total Amount
March 28, 2025	March 28, 2025	March 28, 2025	$984
June 30, 2025	June 30, 2025	July 10, 2025	1,850
Total			$2,834

On June 30, 2025, the Company declared a distribution of $1,850, or $0.45 per share, to shareholders of record as of June 30, 2025, to be paid on July 10, 2025.

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
June 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(8) CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights for the six months ended June 30, 2025:

For the six months ended June 30, 2025
Per Share Data(1)
Net asset value, at March 31, 2025	$25.06
Net investment income (loss)	0.61
Net realized and unrealized gain (loss)(2)	(0.10)
Net increase (decrease) in net assets resulting from operations	0.51
Distributions declared(3)	(0.45)
Total increase (decrease) in net assets	0.06
Net asset value, end of period	25.12
Total return based on net asset value(4)	5.35%
Ratio/Supplemental Data:
Net assets at end of period	$102,401
Ratio of expenses before expense reimbursement to average net asset value(5)	15.96%
Ratio of net expenses to average net asset value(5)	13.31%
Ratio of net investment income to average net asset value(5)	11.07%
Asset coverage ratio	179%
Portfolio Turnover	2.92%

(1)	Prior to the Conversion Date, the Company had no shares outstanding. Per share data has been derived based on the weighted average number of shares outstanding for the period from March 31, 2025 to June 30, 2025.
(2)	Net unrealized and realized gain (loss) per share does not correlate to the aggregate of the net realized and unrealized gain(loss) in the Statement of Operations, primarily due to the timing of the issuance of the Company’s common shares.
(3)	Per share distribution amounts are based on actual rate per share on the distribution date.
(4)	Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company’s distribution reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any. Total returns for periods of less than 1 year are not annualized.
(5)	Annualized for the six months ended June 30, 2025, except for organizational costs.
29

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
June 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(9) SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

Distributions

On July 24, 2025, the Company declared a distribution of approximately $0.21 per share to shareholders of record as of July 31, 2025 to be payable on August 27, 2025.

Subscriptions

On July 30, 2025, all outstanding capital commitments were extinguished and the Company has begun to take monthly subscriptions in connection with a continuous offering of its Common Shares.

The Company received approximately $8.0 million of net proceeds relating to the issuance of Common Shares for subscriptions effective August 1, 2025.

Financing Transaction

On July 25, 2025 (the “Closing Date”), Lord Abbett PCF Financing S LLC (“Borrower”), a Delaware limited liability company that is a wholly-owned subsidiary of the Company, entered into a revolving credit facility (the “Revolving Credit Facility”) pursuant to Revolving Credit and Security Agreement (the “Credit Agreement”), by and among the Borrower, BNP Paribas (“BNP”), as administrative agent (the “Administrative Agent”), the Company, as equityholder and collateral manager, State Street Bank and Trust Company, as collateral administrator and as collateral agent and each of the lenders from time to time party thereto. Capitalized terms used and not otherwise defined herein shall have the meanings specified in the Credit Agreement. The Revolving Credit Facility provides for, among other things, borrowings in U.S. dollars or certain other permitted currencies in an initial aggregate amount of up to $250 million, subject to availability under the Borrowing Base, with an option for the Borrower to elect at one or more times, subject to certain conditions, to terminate or reduce the unused amount of the facility by at least $500,000 or by the remaining unused portion.

The revolving period during which the Borrower is permitted to borrow, repay and re-borrow advances will terminate on the last day of the Reinvestment Period, which terminates on the earlier of the date of the 36-month anniversary of the Closing Date or termination of commitments resulting from an event of default (the “Facility Termination Date”). Any amounts borrowed under the Revolving Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable 24 months after the Facility Termination Date. Following the Facility Termination Date, the Borrower will be required to pay principal and interest amounts in accordance with the two-year schedule provided for in the Credit Agreement.

The Borrower may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the Revolving Credit Facility accrue interest at a rate per annum equal to the Base Rate plus an applicable margin of 2.00% during the Reinvestment Period and 2.50% following the Reinvestment Period. In addition, the Borrower will pay a non-usage fee that is determined based on the percentage of the Maximum Facility Amount that remains unused, as follows: any Unused Amount during the nine months following the Closing Date, the applicable non-usage fee is 0.50%; any Unused Amount following the nine-month anniversary of the Closing date, (i) if the Unused Amount is greater than or equal to 75% of the Maximum Facility Amount, the non-usage fee shall equal the Applicable Margin; (ii) if the Unused Amount is less than 75% but greater than or equal to 50% of the Maximum Facility Amount, the non-usage fee shall be 1.25%; (iii) if the Unused Amount is less than 50% but greater than or equal to 25% of the Maximum Facility Amount, the non-usage fee shall be 0.75%; and (iv) if the Unused Amount is less than 25% of the Maximum Facility Amount, the non-usage fee shall be 0.00%.

On August 1, 2025, the Company closed on an offering of 110 promissory notes due August 1, 2055 (the “Promissory Notes”) in a private offering, with each Promissory Note being issued in connection with the issuance of one common share of the Company (the “Promissory Notes Offering”) to accredited investors (as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (“Securities Act”). The aggregate principal amount of the Promissory Notes is $110 less the value of 110 common shares at issuance. The Company will pay interest totaling $0.12 per year on each outstanding Promissory Note, with such interest to be paid semi-annually on or before June 30 and December 31 each year.

The Promissory Notes are general unsecured senior obligations of the Company and rank equally with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company. The Promissory Notes are subject to prepayment, in whole or in part, at any time on or following the date on which the Company has repurchased the common share issued in connection with the Promissory Note. If the Company elects to prepay the Promissory Notes, the Company will pay the principal as of the prepayment date plus all accrued, unpaid, and past due interest, and if the prepayment occurs within 24 months of the issue date, the Company will pay a one-time prepayment premium. The Promissory Notes are also subject to certain customary events of default with cure periods, as applicable. The Promissory Notes are also subject to certain restrictions necessary to protect the Company’s status as a business development company under the 1940 Act.

The Promissory Notes are issued in reliance on Regulation D under the Securities Act. The Promissory Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable. The Company intends to use the net proceeds from the Promissory Note Offering for general corporate purposes.

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

OVERVIEW

We were formed on September 26, 2024, as a Delaware limited partnership named Lord Abbett Private Credit Fund A, LP. On March 31, 2025, we converted to a Delaware statutory trust and were renamed Lord Abbett Private Credit Fund S. We are a non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We are externally managed by the Adviser, which manages our day-to-day operations and provides us with investment advisory services pursuant to the terms of the Advisory Agreement. The Adviser is registered as an investment adviser with the SEC. The Company will elect, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) for U.S. federal income tax purposes as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services. We will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on our behalf that are Company expenses. From time to time, the Adviser and the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders.

The Company has entered into an Expense Support and Conditional Reimbursement Agreement with the Adviser. For additional information, see Item 1. Consolidated Financial Statements “Note 3 - RELATED PARTY TRANSACTIONS - Expense Support and Conditional Reimbursement Agreement.”

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio is presented below:

	As of June 30, 2025			As of December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Secured Debt	$213,449	$213,810	94.2%	$43,714	$43,714	100%
Investments in Joint Venture	13,137	13,137	5.8%	—	—	—
Total Investments	$226,586	$226,947	100%	$43,714	$43,714	100%

Our debt portfolio displayed the following characteristics of each of our investments:

	June 30, 2025	December 31, 2024
Number of portfolio companies	23	5
Percentage of performing debt bearing a floating rate, at fair value	100%	100%
Percentage of performing debt bearing a fixed rate, at fair value	0%	0%
Percentage of our total portfolio on non-accrual, at cost	0%	0%
32

Investment Activity

Our investment activity is presented below:

For the six months ended June 30, 2025
Investment Activity
Investments, at cost
Investments, beginning of period	$43,714
New investments purchased	173,703
Investments sold or repaid	(4,128)
Net accretion of discount on investments	160
Net realized gain (loss) on investments	0
Net change in unrealized appreciation/(depreciation)	361
Investments, end of period	$213,810

Portfolio Companies
Portfolio Companies, beginning of period	5
Number of new investment commitments in portfolio companies	18
Number of investment commitments exited or fully repaid	0
Number of Portfolio Companies at period end	23
Count of investments	24
Count of industries	13

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the three months ended June 30, 2025	For the six months ended June 30, 2025
Total investment income	$4,344	$6,329
Less: Net expenses	2,519	3,456
Net investment income before taxes	1,825	2,873
Net investment income after taxes	1,825	2,873
Net change in unrealized appreciation (depreciation)	281	361
Net realized gain (loss)	—	—
Net increase (decrease) in net assets resulting from operations	$2,106	$3,234

Investment Income

Investment income for the three and six months ended June 30, 2025 which was driven by deployment of capital, interest income from our investments, and change in invested balance. The composition of our investment income for the three months ended June 30, 2025 was as follows (dollars in thousands):

	For the three months ended June 30, 2025	For the six months ended June 30, 2025
Investment income:
Non-controlled/non-affiliated investments:
Interest income	$4,047	$5,954
Fee income	160	238
Controlled/affiliated investments:
Dividend income	137	137
Total Investment Income	$4,344	$6,329
33

Expenses:

Expenses were as follows:

	For the three months ended June 30, 2025	For the six months ended June 30, 2025
Expenses:
Interest expense	$1,956	$2,916
Organizational costs	—	180
Income incentive fees	283	283
Capital gains incentive fees	35	35
Management fees	184	184
Professional fees	249	390
Administration fees	46	46
Distribution and shareholder servicing fees	116	116
Other general & administrative	14	83
Total Expenses	$2,883	$4,233
Expense reimbursement	(316)	(729)
Management fees waived	(48)	(48)
Net expenses	$2,519	$3,456

Total expenses before expense support as of June 30, 2025, consisted primarily of interest and debt financing expenses incurred in connection with our borrowings, professional fees, and legal, incorporation and accounting fees incurred in connection with the organization of the Company. We anticipate organizational expenses to decrease in relation to our income as we continue to ramp up our portfolio and more time elapses from commencement of operations.

Interest and Other Financing Expenses

Interest expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs for the three and six months ended June 30, 2025, were $1,956 and $2,916, respectively. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three and six months ended June 30, 2025 was 6.75% and 6.68% respectively. For the three and six months ended June 30, 2025, interest and other debt expenses increased, primarily driven by increased borrowing expenses, on the ING Revolving Credit Facility.

Net Realized Gain (Loss) and Unrealized Appreciation (Depreciation) on Investments

Net realized gain (loss) and unrealized appreciation (depreciation) on investments were as follows:

	For the three months ended June 30, 2025	For the six months ended June 30, 2025
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$—	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	281	361
Controlled/affiliated investments	—	—
Net realized and unrealized gain (loss)	$281	$361

For the three and six months ended June 30, 2025 net change in unrealized appreciation on our investments was $281 and $361, respectively, which was primarily the result of the changes in spreads in the primary and secondary markets.

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

Unregistered Sales of Equity Securities

The following table summarizes the total proceeds received from capital contributions/shares sold for the three and six months ended June 30, 2025.

Date	Proceeds Received
February 12, 2025	$7,500
February 27, 2025	14,300
March 28, 2025	15,000
April 30, 2025	25,000
June 30, 2025	20,000
Total	$81,800

The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Total Amount
March 28, 2025	March 28, 2025	March 28, 2025	$984
June 30, 2025	June 30, 2025	July 10, 2025	1,850
Total			$2,834

Debt

The Company’s outstanding debt obligations were as follows:

	As of June 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Less Unamortized Deferred Financing Cost	Carrying Value per Consolidated Statement of Assets and Liabilities
BofA Credit Facility	$150,000	$43,000	$56	$42,944
ING Revolving Credit Facility	100,000	70,000	1,775	68,225
Total	$250,000	$113,000	$1,831	$111,169

	As of December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Less Unamortized Deferred Financing Cost	Carrying Value per Consolidated Statement of Assets and Liabilities
BofA Credit Facility	$100,000	$27,300	$111	$27,189
Total	$100,000	$27,300	$111	$27,189

On May 23, 2025, the Company entered into a participation agreement (the “Participation Agreement”) with Macquarie Bank Limited (“Macquarie”).The Company will transfer investments to Macquarie for cash and repurchase the same investment on a forward settlement basis. The repurchase transaction will have a settlement date of up to 60 days. The repurchase transaction under the Participation Agreement is a type of secured borrowing, in which the Company will retain the economics of the investment and will pay an interest charge. The amount outstanding under the Participation Agreement as of June 30, 2025 was $15,139, which is reflected as “Debt” on the Consolidated Statements of Assets and Liabilities. The average amount outstanding for the three and six months ended June 30, 2025 were $6,392 and $3,196, respectively. The amount of interest incurred under the Participation Agreement for the three and six months ended June 30, 2025, were $115, which equated to an effective interest rate of 7.33%. Interest expense incurred under the Participation Agreement is included on the Consolidated Statements of Operations as “Interest expense”.

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

As of June 30, 2025, approximately 100.0% of our debt investments were at floating rates. Based on our Consolidated Statement of Operations as of June 30, 2025, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of June 30, 2025):

	Interest Income	Interest Expense	Net Income
Up 100 basis points	2,172	1,281	891
Up 50 basis points	1,086	641	445
Down 50 basis points	(1,086)	(641)	(445)
Down 100 basis points	(2,172)	(1,281)	(891)
Down 200 basis points	(4,344)	(2,563)	(1,781)
37

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company, the Adviser, and the Administrator may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Each of the Company, the Adviser, and the Administrator is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

Refer to “Note 7 - Shareholders’ Capital” in this Report, and our Form 10 filed on April 1, 2025, for the issuance of our common shares as of June 30, 2025. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Item 3: Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits and Financial Statement Schedules

(a) Exhibits

The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1*	Certificate of Trust
3.2*	Amended and Restated Declaration of Trust
3.3*	Bylaws
10.1*	Form of Subscription Agreement for Immediate Fundings
10.2*	Investment Advisory Agreement
10.3*	Administrative Services Agreement
10.4*	Expense Support and Conditional Reimbursement Agreement
10.5*	Custody Agreement
10.6*	Transfer Agency and Service Agreement
10.7*	Supplement to Transfer Agency and Service Agreement
10.8*	Credit Facility Agreement
10.9*	Dividend Reinvestment Plan
10.10*	Placement Agency Agreement
10.11*	Form of Selling Dealer Agreement
10.12*	Distribution and Servicing Plan
10.13**	Senior Secured Credit Agreement, dated June 3, 2025, by and among the Company, as borrower, ING Capital LLC, as administrative agent, each of the lenders and issuing banks party thereto, and ING Capital LLC, as sole book runner and as lead arranger
31.1***	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2***	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1****	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2****	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH***	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104***	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56724) filed on April 1, 2025.
**	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 4, 2025.
***	Filed herewith.
****	Furnished herewith.
39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lord Abbett Private Credit Fund S

Date: August 14, 2025	/s/ Stephan Kuppenheimer
Stephan Kuppenheimer
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	/s/ Salvatore Dona
Salvatore Dona
Chief Financial Officer and Treasurer
(Principal Financial Officer)

