Form 10-Q
period 2025-09-30
Lord Abbett Private Credit Fund S
filed 2025-11-13
CIK 2041841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, the registrant had 4,714,634.50 shares of common stock, $0.01 par value per share, outstanding.

Lord Abbett Private Credit Fund S

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2025

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

Lord Abbett Private Credit Fund S
Consolidated Statements of Assets and Liabilities (Unaudited)
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

	September 30, 2025	December 31, 2024
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost $231,158 and $43,714, respectively)	$231,657		$43,714
Controlled/affiliated investments (cost $18,756 and $0, respectively)	18,843		—
Total investments at fair value (cost of $249,914 and $43,714, respectively)	250,500		43,714
Cash and cash equivalents	4,116		3,855
Interest receivable from non-controlled/non-affiliated investments	1,438		299
Dividend receivable from controlled/affiliated investments	425		—
Due from adviser	72		95
Receivable for investments sold	31		—
Other assets	5		—
Total assets	$256,587		$47,963

LIABILITIES
Debt (net of deferred financing costs of $4,095 and $111, respectively) (Note 5)	$137,505		$27,189
Distribution payable	873		152
Interest payable	1,603		210
Income incentive fees payable (Note 3)	369		—
Capital gains incentive fees payable (Note 3)	63		—
Management fees payable (Note 3)	96		—
Professional fees payable	187		34
Due to adviser	161		161
Administration fees payable (Note 3)	24		—
Distribution and shareholder servicing fees payable (Note 3)	82		—
Accrued expenses and other liabilities	383		17
Total liabilities	$141,346		$27,763
Total net assets	$115,241		$20,200
Commitments and contingencies (Note 6)
NET ASSETS
Common shares, $0.01 par value (4,595,017 and 0 shares issued and outstanding, respectively, unlimited number of authorized shares)	$46		$—
Paid in capital in excess of par value	114,957		20,200
Total distributable earnings /(accumulated loss)	238		—
Total net assets	$115,241		$20,200
Total liabilities and net assets	$256,587		$47,963
Net asset value per share	$25.08	$	N/A

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Statements of Operations (Unaudited)
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
Investment income
Non-controlled/non-affiliated investments:
Interest income	$5,431	$11,385
Fee income	161	399
Controlled/affiliated investments:
Dividend income	425	562
Total investment income	$6,017	$12,346

Expenses
Interest expense	$2,652	$5,569
Organizational costs	—	180
Income incentive fees (Note 3)	369	652
Capital gains incentive fees (Note 3)	28	63
Management fees (Note 3)	273	457
Professional fees	363	753
Administration fees (Note 3)	68	114
Distribution and shareholder servicing fees (Note 3)	232	348
Other general & administrative	19	101
Total expenses	$4,004	$8,237
Expense reimbursement (Note 3)	$(310)	$(1,039)
Management fees waived (Note 3)	—	(48)
Net expenses	$3,694	$7,150
Net investment income (loss)	$2,323	$5,196

Net realized gain (loss) and change in unrealized appreciation (depreciation)
Net realized gain (loss):
Non-controlled/non-affiliated investments	$—	$—
Net realized gain (loss)	$—	$—
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliated investments	$138	$499
Controlled/Affiliated investments	87	87
Net change in unrealized appreciation (depreciation)	$225	$586
Net realized gain (loss) and change in unrealized appreciation (depreciation)	$225	$586
Net increase (decrease) in net assets resulting from operations	$2,548	$5,782

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Statements of Changes in Net Assets (Unaudited)
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	$2,323	$5,196
Net change in unrealized appreciation (depreciation)	225	586
Net increase (decrease) in net assets resulting from operations	$2,548	$5,782

Distributions to common shareholders from:
Income distributions	$(2,711)	$(5,544)
Net decrease in net assets resulting from distributions	$(2,711)	$(5,544)

Capital transactions
Proceeds from capital contributions/shares sold	$13,003	$94,803
Net increase (decrease) from capital share transactions	$13,003	$94,803
Total increase (decrease) in net assets	$12,840	$95,041
Net assets, beginning of period	102,401	20,200
Net assets, end of period	$115,241	$115,241

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Statement of Cash Flows (Unaudited)
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

For the nine months ended September 30, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$5,782
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss	(586)
Purchases of investments	(226,452)
Proceeds from principal repayments	20,628
Net amortization (accretion) on investments	(376)
Amortization of deferred financing costs	469
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(1,139)
Dividend receivable from controlled/affiliated investments	(425)
Due from adviser	23
Receivable for investments sold	(31)
Other assets	(5)
Interest payable	1,393
Income incentive fees payable	369
Capital gains incentive fees payable	63
Management fees payable	96
Professional fees payable	153
Administration fees payable	24
Distribution and shareholder servicing fees payable	82
Accrued expenses and other liabilities	366
Net cash provided by (used in) operating activities	(199,566)

Cash flows from financing activities:
Borrowings of debt	413,939
Repayments of debt	(299,639)
Shares sold/capital contributions	94,803
Income distributions to common shareholders, net of change in distributions payable	(4,823)
Deferred financing costs paid	(4,453)
Net cash provided by (used in) financing activities	199,827

Net increase (decrease) in cash and cash equivalents	261
Cash and cash equivalents, beginning of period	3,855
Cash and cash equivalents, end of period	$4,116

Supplemental cash flow information
Interest paid during the period	$3,707

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
Investments- non-controlled/non-affiliated
First Lien Secured Debt(4)(5)
Aerospace & Defense
Accel International Holdings Inc (Term Loan)	3M S + 4.50%	8.81%	4/26/2032	$12,568	$12,504	$12,505	10.85%
Accel International Holdings Inc (Revolver)(6)	3M S + 4.50%	N/A	4/26/2032	—	(10)	(11)	(0.01)
Electro Methods (Term Loan)	3M S + 4.75%	8.96%	2/23/2032	10,752	10,602	10,591	9.19
Electro Methods (Revolver)(6)	3M S + 4.75%	N/A	2/23/2032	—	(36)	(39)	(0.03)
					23,060	23,046	20.00
Air Freight & Logistics
ICAT Intermediate Holdings LLC (Term Loan)	1M S + 6.25%	10.17%	3/1/2029	4,141	4,079	4,079	3.54
ICAT Intermediate Holdings LLC (Delayed Draw)(6)	1M S + 6.25%	N/A	3/1/2029	—	(16)	(16)	(0.01)
ICAT Intermediate Holdings LLC (Revolver)(6)	1M S + 6.25%	N/A	3/1/2029	—	(5)	(5)	—
RJW Logistics Group, Inc (Term Loan)	3M S + 5.00%	9.00%	11/26/2031	27,715	27,464	27,438	23.81
RJW Logistics Group, Inc (Delayed Draw)(6)	3M S + 5.00%	9.00%	11/26/2031	1,750	1,737	1,730	1.50
					33,259	33,226	28.84
Building Materials
CP Atlas Buyer Inc (Term Loan)(11)	1M S + 5.25%	9.41%	7/8/2030	3,600	3,463	3,537	3.07
					3,463	3,537	3.07
Commercial Services & Supplies
Ambient Enterprises Holdco, LLC (Term Loan)	3M S + 5.25%	9.25%	6/28/2030	6,975	6,912	6,904	5.99
Ambient Enterprises Holdco, LLC (Delayed Draw)	3M S + 5.25%	9.25%	6/28/2030	426	423	422	0.37
Ambient Enterprises Holdco, LLC (Term Loan)	3M S + 5.25%	9.25%	6/28/2030	384	377	380	0.33
Ambient Enterprises Holdco, LLC (Delayed Draw)(6)	3M S + 5.25%	9.25%	6/28/2030	79	74	73	0.06
JFL-Atomic AcquisitionCo, Inc. (Term Loan)	3M S + 4.75%	8.95%	2/20/2031	17,398	17,156	17,159	14.89
JFL-Atomic AcquisitionCo, Inc. (Delayed Draw)(6)	3M S + 4.75%	8.95%	2/20/2031	2,092	2,026	1,989	1.73
JFL-Atomic AcquisitionCo, Inc. (Revolver)(6)	3M S + 4.75%	N/A	2/20/2031	—	(31)	(32)	(0.03)
Meridian Waste Acquisitions, LLC (Term Loan)	3M S + 3.38%	7.55%	8/30/2029	11,104	11,023	11,104	9.64
Meridian Waste Acquisitions, LLC (Delayed Draw)(6)	3M S + 3.38%	7.55%	8/30/2029	4,007	3,971	4,007	3.48
Meridian Waste Acquisitions, LLC (Revolver)(6)	3M S + 3.38%	7.38%	8/30/2029	1,023	1,007	1,023	0.89
					42,938	43,029	37.35
Consumer Discretionary
Spotless Brands LLC (Delayed Draw)(6)	3M S + 5.00%	N/A	7/25/2028	—	(12)	(12)	(0.01)
					(12)	(12)	(0.01)
Containers & Packaging
Schoeneck Containers, LLC (Term Loan)	1M S + 4.10%	8.38%	5/7/2028	3,049	3,028	3,049	2.65
Schoeneck Containers, LLC (Delayed Draw)	1M S + 4.10%	8.38%	5/7/2028	1,557	1,546	1,557	1.35
Schoeneck Containers, LLC (Revolver)(6)	1M S + 4.10%	8.38%	5/7/2028	91	83	91	0.08
					4,657	4,697	4.08
Health Care Equipment & Supplies
MGS MFG. Group, Inc. (Delayed Draw)	3M S + 4.50%	8.67%	5/31/2027	5,921	5,905	5,921	5.14
MGS MFG. Group, Inc. (Revolver)(6)	3M S + 4.50%	N/A	5/31/2027	—	(9)	—	—
					5,896	5,921	5.14
Health Care Providers & Services
Continental Buyer Inc (Delayed Draw)(6)	3M S + 4.50%	8.67%	4/2/2031	953	924	921	0.80
Continental Buyer Inc (Revolver)(6)	3M S + 4.50%	N/A	4/2/2031	—	(21)	(12)	(0.01)
Flourish Research Acquisition, LLC (Term Loan)	3M S + 5.00%	9.25%	11/6/2031	18,181	17,984	18,045	15.66
Flourish Research Acquisition, LLC (Revolver)(6)	3M S + 5.00%	9.25%	11/6/2031	227	203	213	0.19
Flourish Research Acquisition, LLC (Delayed Draw Term)(6)	3M S + 5.00%	N/A	11/6/2031	—	(33)	(9)	(0.01)
					19,057	19,158	16.63

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S

Consolidated Schedule of Investments (Unaudited) (continued)

September 30, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
Insurance
World Insurance Associates, LLC (Delayed Draw)(6)	3M S + 5.00%	9.00%	4/3/2030	$1,068	$1,055	$1,049	0.91%
World Insurance Associates, LLC (Revolver)(6)	3M S + 5.00%	N/A	4/3/2030	—	(1)	(1)	—
					1,054	1,048	0.91
IT Services
BCM One, Inc. (Revolver)(6)	3M S + 4.50%	N/A	11/17/2027	—	—	—	—
Security 101 (Term Loan)	3M S + 5.00%	9.00%	4/11/2028	20,040	19,870	19,890	17.26
Security 101 (Revolver)(6)	3M S + 5.00%	N/A	4/11/2028	—	(13)	(12)	(0.01)
Uptime Institute (Term Loan)	1M S + 5.00%	9.24%	1/12/2027	6,931	6,878	6,896	5.98
Uptime Institute (Revolver)(6)	1M S + 5.50%	9.24%	1/12/2027	56	56	52	0.04
					26,791	26,826	23.27
Leisure Products
Playpower, Inc. (Term Loan)	3M S + 5.25%	9.25%	8/28/2030	9,023	8,941	9,023	7.83
					8,941	9,023	7.83
Life Sciences Tools & Services
TransnetYX, Inc. (Revolver)(6)	3M S + 4.75%	N/A	4/13/2026	—	—	—	—
					—	—	—
Real Estate Management & Development
Vacation Rental Brands, LLC (Term Loan)	3M S + 5.25%	9.25%	5/6/2032	9,192	9,105	9,123	7.92
Vacation Rental Brands, LLC (Delayed Draw)(6)	3M S + 5.25%	9.25%	5/6/2032	—	(5)	(5)	—
Vacation Rental Brands, LLC (Revolver)(6)	3M S + 5.25%	9.25%	5/6/2032	—	(13)	(7)	(0.01)
					9,087	9,111	7.91
Software
Databricks, Inc. (Term Loan)	1M S + 4.50%	8.72%	1/3/2031	12,188	12,133	12,188	10.58
Databricks, Inc. (Delayed Draw)(6)	3M S + 4.50%	N/A	1/3/2031	—	—	—	—
LeadVenture, Inc (Delayed Draw)(6)	3M S + 5.25%	9.25%	6/23/2032	529	517	505	0.44
LeadVenture, Inc. (Term Loan)	3M S + 5.25%	9.25%	6/23/2032	8,418	8,295	8,291	7.19
LeadVenture, Inc. (Revolver)(6)	3M S + 5.25%	N/A	6/23/2032	—	(12)	(12)	(0.01)
					20,933	20,972	18.20
Telecommunication Services
CCI Buyer, Inc. (Term Loan)	3M S + 5.00%	9.00%	5/13/2032	7,476	7,404	7,438	6.45
CCI Buyer, Inc. (Revolver)(6)	3M S + 5.00%	9.00%	5/13/2032	—	(4)	(2)	—
Clearwave Fiber (Revolver)(6)	3M S + 4.00%	8.00%	12/13/2029	4,758	4,674	4,668	4.05
					12,074	12,104	10.50
Textiles, Apparel & Luxury Goods
Kravet Inc. (Term Loan)	3M S + 5.25%	9.25%	11/26/2030	11,455	11,302	11,312	9.82
Kravet Inc. (Revolver)(6)	3M S + 5.25%	N/A	11/26/2030	—	(30)	(29)	(0.02)
					11,272	11,283	9.80
Total First Lien Secured Debt					$222,470	$222,969	193.52%
Second Lien Secured Debt(4) (5)
Software
Solarwinds Holdings Inc (Term Loan)	3M S + 6.00%	10.03%	4/18/2033	9,000	8,688	8,688	7.54
Total Second Lien Secured Debt					$8,688	$8,688	7.54%
Investments in Joint Venture(4)(5)(8)
SBLA Private Credit II LLC (7)	N/A	N/A	N/A	18,756	18,756	18,843	16.35
Total Investments in Joint Venture					$18,756	$18,843	16.35%
Total Investments (9)					$249,914	$250,500	217.41%

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S

Consolidated Schedule of Investments (Unaudited) (continued)

September 30, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(1)	Unless otherwise indicated, debt investments held by the Company are denominated in USD dollars and are income producing.

(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), or an alternate base rate (commonly based on the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of September 30, 2025.

(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

(4)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.

(5)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 -Investments”).

(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from the unfunded committment being valued below par and/or unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments:

Investments	Maturity Date	Unfunded
Accel International Holdings Inc (Revolver)	4/26/2032	$2,162
Ambient Enterprises Holdco, LLC (Delayed Draw)	6/28/2030	576
BCM One, Inc. (Revolver)	11/17/2027	510
CCI Buyer, Inc. (Revolver)	5/13/2032	437
Clearwave Fiber (Revolver)	12/13/2029	3,242
Continental Buyer Inc (Revolver)	4/2/2031	4,777
Continental Buyer Inc (Delayed Draw)	4/2/2031	11,783
Databricks, Inc. (Delayed Draw)	1/3/2031	2,813
Electro Methods (Revolver)	2/23/2032	2,587
Flourish Research Acquisition, LLC (Delayed Draw)	11/6/2031	1,225
Flourish Research Acquisition, LLC (Revolver)	11/6/2031	1,588
ICAT Intermediate Holdings LLC (Delayed Draw)	3/1/2029	2,072
ICAT Intermediate Holdings LLC (Revolver)	3/1/2029	315
JFL-Atomic AcquisitionCo, Inc. (Delayed Draw)	2/20/2031	5,449
JFL-Atomic AcquisitionCo, Inc. (Revolver)	2/20/2031	2,357
Kravet Inc. (Revolver)	11/26/2030	2,292
LeadVenture, Inc (Delayed Draw)	6/23/2032	1,074
LeadVenture, Inc. (Revolver)	6/23/2032	802
Meridian Waste Acquisitions, LLC (Delayed Draw)	8/30/2029	885
Meridian Waste Acquisitions, LLC (Revolver)	8/30/2029	1,201
MGS MFG. Group, Inc. (Revolver)	5/31/2027	3,475
RJW Logistics Group, Inc (Delayed Draw)	11/26/2031	292
Schoeneck Containers, LLC (Revolver)	5/7/2028	1,045
Security 101 (Revolver)	4/11/2028	1,542
Spotless Brands LLC (Delayed Draw)	7/25/2028	3,152
TransnetYX, Inc. (Revolver)	4/13/2026	722
Uptime Institute (Revolver)	1/12/2027	881
Vacation Rental Brands, LLC (Delayed Draw)	5/6/2032	709
Vacation Rental Brands, LLC (Revolver)	5/6/2032	921
World Insurance Associates, LLC (Delayed Draw)	4/3/2030	3,932
World Insurance Associates, LLC (Revolver)	4/3/2030	250
		$65,068

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S

Consolidated Schedule of Investments (Unaudited) (concluded)

September 30, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(7)	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2025, non-qualifying assets represented approximately 7.3% of the total assets of the Company.

(8)	Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities.

As of September 30, 2025, the Company’s controlled/affiliated investments were as follows:

Controlled/Affiliated Investments	Fair Value as of January 1, 2025	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation/ (Depreciation)	Net Realized Gain/ (Loss)	Fair Value as of September 30, 2025	Dividend Income
SBLA Private Credit II LLC	—	$18,756	—	87	—	18,843	562

(9)	Unless otherwise indicated, all securities are pledged as collateral to our ING Revolving Credit Facility (“ING Revolving Credit Facility”) or our ABL Credit Facility with BNP Paribas (“BNP Revolving Credit Facility) as defined in “Note 5 -Debt”. As such, these securities are not available as collateral to our general creditors.

(10)	Not utilized.

(11)	Investment is valued using quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices unobservable inputs (Level 2), (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 - Investments”).

The following shows the composition of the Company’s portfolio at fair value by industry and geography as of September 30, 2025:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Investment in Joint Venture	Total	Percentage of Total Investments at Fair Value
Aerospace & Defense	$23,046	$—	$—	$23,046	9.20%
Air Freight & Logistics	33,226	—	—	33,226	13.26%
Building Materials	3,537	—	—	3,537	1.41%
Commercial Services & Supplies	43,029	—	—	43,029	17.18%
Consumer Discretionary	(12)	—	—	(12)	0.00%
Containers & Packaging	4,697	—	—	4,697	1.88%
Health Care Equipment & Supplies	5,921	—	—	5,921	2.36%
Health Care Providers & Services	19,158	—	—	19,158	7.65%
Insurance	1,048	—	—	1,048	0.42%
Investments in Joint Venture	—	—	18,843	18,843	7.52%
IT Services	26,826	—	—	26,826	10.71%
Leisure Products	9,023	—	—	9,023	3.60%
Life Sciences Tools & Services	—	—	—	—	0.00%
Real Estate Management & Development	9,111	—	—	9,111	3.64%
Software	20,972	8,688	—	29,660	11.84%
Telecommunication Services	12,104	—	—	12,104	4.83%
Textiles, Apparel & Luxury Goods	11,283	—	—	11,283	4.50%
Total	$222,969	$8,688	$18,843	$250,500	100.00%

Geography	Fair Value	Percentage of Total Investments at Fair Value
United States	$250,500	100.00%
Total Assets	$250,500	100.00%

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S

Consolidated Schedule of Investments (Unaudited)

December 31, 2024

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
Investments- non-controlled/non-affiliated
First Lien Secured Debt(4)(6)

Air Freight & Logistics
RJW Logistics Group, Inc (Term Loan B)	3M S + 5.25%	9.58%	11/26/2031	15,324	$15,170	$15,170	75.10%
RJW Logistics Group, Inc (Delayed Draw)(6)	3M S + 5.25%	N/A	11/26/2031	—	(6)	(6)	(0.03)
					15,164	15,164	75.07
Commercial Services & Supplies
Ambient Enterprises Holdco, LLC (Term Loan)	3M S + 5.75%	10.08%	6/30/2030	2,073	2,052	2,052	10.16
Ambient Enterprises Holdco, LLC (Delayed Draw)(6)	3M S + 5.75%	N/A	6/30/2030	—	(2)	(2)	(0.01)
					2,050	2,050	10.15
Health Care Providers & Services
Flourish Research Acquisition, LLC (Term Loan)	3M S + 5.00%	8.40%	11/6/2031	9,530	9,389	9,389	46.48
Flourish Research Acquisition, LLC (Delayed
Draw)(6)	3M S + 5.00%	8.86%	11/6/2031	363	335	335	1.66
Flourish Research Acquisition, LLC (Revolver)(6)	3M S + 5.00%	N/A	11/6/2031	—	(27)	(27)	(0.13)
					9,697	9,697	48.01
Telecommunication Services
Clearwave Fiber (Revolver)(6)	3M S + 4.00%	8.40%	12/13/2029	4,293	4,193	4,193	20.76
					4,193	4,193	20.76
Textiles, Apparel & Luxury Goods
Kravet Inc. (Term Loan)	3M S + 5.25%	9.77%	11/25/2030	12,834	12,644	12,644	62.59
Kravet Inc. (Revolver)(6)	3M S + 5.25%	N/A	11/25/2030	—	(34)	(34)	(0.17)
					12,610	12,610	62.42
Total First Lien Secured Debt					$43,714	$43,714	216.41%
Total Investments at Fair Value					$43,714	$43,714	216.41%

(1)	Unless otherwise indicated, debt investments held by the Company are denominated in USD dollars. All debt investments are income producing unless otherwise indicated.

(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), or an alternate base rate (commonly based on the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of December 31, 2024.

(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

(4)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.

(5)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 -Investments”).

(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S

Consolidated Schedule of Investments (Unaudited) (concluded)

December 31, 2024

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	Maturity Date	Unfunded
Ambient Enterprises Holdco, LLC (Delayed Draw)	6/30/2030	$427
Clearwave Fiber (Revolver)	12/13/2029	3,707
Flourish Research Acquisition, LLC (Delayed Draw)	11/6/2031	3,040
Flourish Research Acquisition, LLC (Revolver)	11/6/2031	1,815
Kravet Inc. (Revolver)	11/25/2030	2,292
RJW Logistics Group, Inc (Delayed Draw)	11/1/2031	1,129
Total		$12,410

The following shows the composition of the Company’s portfolio at fair value by industry and geography as of December 31, 2024.

Industry	Investment Type	Fair Value	Percentage of Total Investments at Fair Value
Air Freight & Logistics	First Lien Secured Debt	$15,164	34.69%
Textiles, Apparel & Luxury Goods	First Lien Secured Debt	12,610	28.85%
Health Care Providers & Services	First Lien Secured Debt	9,697	22.18%
Telecommunication Services	First Lien Secured Debt	4,193	9.59%
Commercial Services & Supplies	First Lien Secured Debt	2,050	4.69%
Total		$43,714	100.00%

Geography	Fair Value	Percentage of Total Investments at Fair Value
United States	$43,714	100.00%
Total Assets	$43,714	100.00%

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2025
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
September 30, 2025
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

Cash and cash equivalents are carried at cost, which approximates fair value. The cash and cash equivalents balance as of September 30, 2025 and December 31, 2024 was $4,116 and $3,855, respectively.

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
September 30, 2025
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

The Fair Value Committee manages the Company’s fair valuation practices and maintains the fair valuation policies and procedures. To assess the continuing appropriateness of pricing sources and methodologies, the Fair Value Committee regularly performs price verification procedures, engages in oversight activities with respect to independent third-party pricing sources used and issues challenges as necessary. In addition, the Fair Value Committee may rely on independent third party valuation firms to assist us in determining the fair value of certain investments. At least each quarter, the valuation process will be reassessed by the Adviser or an independent valuation firm to reflect company specific events and the latest market data for certain investments. The Adviser reports to the Board information regarding the fair valuation process and related material matters. The Board may determine to modify its designation of the Adviser as valuation designee, relating to any or all Company investments, at any time.

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
September 30, 2025
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

Payment-in-Kind (“PIK”) Income

The Company may have loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. In order to satisfy the annual RIC distribution requirements, this non-cash source of income must be included in determining the amounts to be paid out in the form of dividends, even if cash is not yet collected. For the three and nine months ended September 30, 2025, there was no PIK income.

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
September 30, 2025
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

Non-Accrual Investments

Loans are generally placed on non-accrual status when, in management’s judgement, there is sufficient doubt that all or a portion of principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2025 and December 31, 2024, there were no loans on non-accrual status.

Organizational and Offering Costs

Organizational costs consist of costs incurred to establish the entity as a Delaware statutory trust and subsequent conversion to a BDC. Organizational costs are expensed as incurred. The Company has incurred $180 in organizational expenses since inception. Offering costs consist of costs incurred in connection with the offering of interests in the partnership and subsequently the BDC. Offering costs are capitalized as a deferred charge and will be amortized to expense on a straight-line basis over twelve months. Additional organizational costs and offering costs may be incurred subsequent to September 30, 2025.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s Credit Facility (as defined below) are capitalized and amortized into expense using the straight-line method, which approximates the effective yield method over the life of the facility. See “Note 5 - Debt.”

The Company records origination and other expenses related to its debt obligations as deferred financing costs. The deferred financing cost for all outstanding debt is presented as a direct deduction from the carrying amount of the related debt liability. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation which approximates the effective yield method. In the event that we modify or extinguish our debt before maturity, the Company follows the guidance in ASC 470-50, Modification and Extinguishments. For extinguishments of our debt, any unamortized deferred financing costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.

Income Taxes

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company reviews and evaluates tax positions in its major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. Based on this review, the Company has determined the major tax jurisdictions to be where the Company is organized, where the Company makes investments, and where the Company is located; however, no reserves for uncertain tax positions were recorded for the three and nine months ended September 30, 2025. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no tax liability or expense, including interest and penalties, has been recorded in the Consolidated Financial Statements. Generally, the Company’s U.S. federal, state, and local tax returns remain open for examination for a period of three to five years from when they are filed under varying statutes of limitations.

The Company intends to elect to be treated, and qualify annually, as a regulated investment company (“RIC”) for U.S. federal income tax purposes as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) upon filing of the tax return on its statutory due date, commencing with its initial taxable year ended December 31, 2025. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
September 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as distributions.

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

In addition, based on the excise tax distribution requirements, the Company will be subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary net income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any ordinary income or capital gain net income realized, but not distributed, in prior years. For this purpose, the Company will be deemed to have distributed any income and gains on which it paid U.S. federal income tax.

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

Segment Reporting

An operating segment is defined in FASB ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”) as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available.

The CODM for the Company is Lord Abbett & Co. LLC (“Lord Abbett”) through its Management, Investment and Operating Committees, which are responsible for assessing performance and making decisions about resource allocation. The CODM has determined that the Company has a single operating segment based on the fact that the CODM monitors the operating results of the Company as a whole and that the Company’s long-term strategic asset allocation is pre-determined in accordance with the terms of its prospectus, based on a defined investment strategy which is executed by the Company’s portfolio managers as a team. The financial information provided to and reviewed by the CODM is consistent with that presented within the Company’s Schedules of Investments, Statements of Assets and Liabilities, Statements of Operations, Statements of Changes in Net Assets, Consolidated Statement of Cash Flows and Financial Highlights.

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
September 30, 2025
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
September 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Company to the Adviser will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.

Based on the terms described above, the Company may be obligated to make Reimbursement Payments to the Adviser in accordance with the Expense Support Agreement. As of September 30, 2025, no such reimbursements were required.

The following table presents a cumulative summary of the expense payments and reimbursement payments as of September 30, 2025.

For the Quarter Ended	Required Expense Payments by Adviser	Required Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
December 31, 2024	$95	$—	$95	December 31, 2027
March 31, 2025	413	—	413	March 31, 2028
June 30, 2025	316	—	316	June 30, 2028
September 30, 2025	310	—	310	September 30, 2028
Total	$1,134	$—	$1,134

Due to/Due From Adviser

From time to time, the Adviser may pay certain expenses or fees on behalf of the Company. These expenses will be paid by the Company at a future date. As of September 30, 2025 and December 31, 2024, the Company had $161 and $161, respectively, of expenses which are owed to the Adviser, and are included in Due to adviser on the Consolidated Statements of Assets and Liabilities. For the three and nine months ended September 30, 2025, the Adviser has committed to pay $310 and $1,039, respectively, in expenses, of which $72 remains receivable as of September 30, 2025. As of December 31, 2024, there was $95 receivable from the Adviser.

Management fee

Prior to the BDC Election Date, the Company did not incur management fees. Following the BDC Election Date, the Company began to accrue management fees. The management fee is payable monthly in arrears at an annual rate of 1.00% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month, adjusted for any share issuances or repurchases during the applicable month. For purposes of the Advisory Agreement, net assets mean the Company’s total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP. For the three and nine months ended September 30, 2025, the Company incurred management fees of $273 and $457, respectively, of which $96 remains payable as of September 30, 2025. As of September 30, 2025, the Adviser voluntarily waived $48 of management fees.

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
September 30, 2025
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

Prior to the BDC Election Date, the Company did not incur incentive fees. Following the BDC Election Date, the Company began to accrue incentive fees. For the three and nine months ended September 30, 2025, income based incentive fees were $369 and $652, respectively. As of September 30, 2025, $369 of such income based incentive fees were unpaid and are included in Income incentive fees payable on the Consolidated Statements of Assets and Liabilities.

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

For the three and nine months ended September 30, 2025, capital gains incentive fees were $28 and $63, respectively. As of September 30, 2025, $63 of capital gains incentive fees were unpaid and are included in Capital gains incentive fees payable on the Consolidated Statements of Assets and Liabilities.

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
September 30, 2025
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

Prior to the BDC Election Date, the Company did not incur administration fees. Following the BDC Election Date, the Company began to accrue administration fees. During the three and nine months ended September 30, 2025, the Company incurred $68 and $114, respectively, of administration fees. As of September 30, 2025, $24 of administration fees were unpaid and are included in Administration fees payable on the Consolidated Statements of Assets and Liabilities.

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

Subject to any applicable Financial Industry Regulatory Authority, Inc., or FINRA, limitations on underwriting compensation, the Company will pay the Placement Agent a shareholder servicing and/or distribution fee, or the Distribution/Servicing Fees, for Common shares equal to 0.85% per annum of the aggregate NAV, as of the beginning of the first calendar day of the applicable month, for the Common shares. The annual Distribution/Servicing Fees are paid by the Company to the Placement Agent pursuant to the Company’s distribution and servicing plan, or the Distribution and Servicing Plan. The distribution and service fees are accrued and payable monthly. For the three and nine months ended September 30, 2025, Distribution and shareholder servicing fees incurred were $232 and $348, respectively. As of September 30, 2025, $82 of Distribution and shareholder servicing fees were unpaid and are included in Distribution and shareholder servicing fees payable on the Consolidated Statements of Assets and Liabilities.

The Board, including a majority of the members of the Board who are not “interested persons” (as defined in the 1940 Act) of the Company, or the Independent Trustees, have reviewed and approved the Placement Agency Agreement in accordance with Section 15(c) of the 1940 Act, and will annually review the Placement Agency Agreement and Distribution/Servicing Fees to determine that the provisions of the Placement Agency Agreement are carried out satisfactorily and to determine, among other things, whether the fees payable under such agreements are reasonable in light of the services provided and that there is a reasonable likelihood that the continuation of the plan for the Distribution/Servicing Fees will benefit the Company and its shareholders. The Board assesses the reasonableness of such fees based on the breadth, depth and quality of the distribution services to be provided to the Company, and reviews other information relating to the Placement Agent, such as their relationships with financial intermediaries and the adequacy of their compliance program.

If an investor’s Common Shares are repurchased within 12 months of the date of initial purchase of such shares, a contingent deferred sales charge of 1.50% may be assessed.

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
September 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(4) Investments

Fair Value Measurement and Disclosures

The following table shows the composition of the Company’s investment portfolio as of September 30, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value(1)
First Lien Secured Debt	$222,470	$222,969	$—	$3,537	$219,432	$—
Second Lien Secured Debt	8,688	8,688	—	—	8,688	—
Investments in Joint Venture	18,756	18,843	—	—	—	18,843
Total Investments	$249,914	$250,500	$—	$3,537	$228,120	$18,843

(1)	In accordance with ASC 820, the Company’s investment in SBLA II is measured using the net asset value (or its equivalent) as a practical expedient for fair value and has not been classified in the fair value hierarchy.

The following table shows the composition of the Company’s investment portfolio as of December 31, 2024, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$43,714	$43,714	$—	$—	$43,714
Total Investments	$43,714	$43,714	$—	$—	$43,714

The following table presents changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2025:

	For the nine months ended September 30, 2025
	First Lien Secured Debt	Second Lien Secured Debt
Fair value as of December 31, 2024	$43,714	$—
Purchases, including capitalized PIK	195,549	8,685
Sales and repayments	(20,626)	—
Net (amortization) accretion on investments	370	3
Net realized gains (losses)	—	—
Net change in unrealized gains (losses)	425	—
Transfers out of Level 3(1)	—	—
Transfers into Level 3(1)	—	—
Fair value as of September 30, 2025	$219,432	$8,688
Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2025	$502	$—

(1)	For the nine months ended September 30, 2025, there were no transfers out of/into Level 3.

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
September 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2025, were as follows:

Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average(1)
First Lien Secured Debt	$215,385	Income Approach	Discount Rate	6.88% - 9.24%	8.44%
First Lien Secured Debt	4,047	Market Approach	Transaction Price	N/A	N/A
Second Lien Secured Debt	8,688	Market Approach	Transaction Price	N/A	N/A
Total Level 3 Investments	$228,120

The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2024, were as follows:

Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average (1)
First Lien Secured Debt	$43,714	Market Approach	Transaction Price	N/A	N/A
Total Level 3 Investments	$43,714

(1)	Weighted averages are calculated based on fair value of investments.

The significant unobservable input used in the market approach is the transaction price to acquire the position. There has been no change to the valuation based on the underlying assumptions used at the closing of such transaction. The significant unobservable input used in the income approach is the discount rate. The discount rate is used to discount the estimated future cash flows, which include both future principal and interest payments expected to be received from the underlying investment. An increase/decrease in the discount rate would result in a decrease/ increase, respectively, in the fair value. There have been no material changes to the valuation approaches utilized during the period ended December 31, 2024 or the three and nine months ended September 30, 2025.

Joint Venture

On May 6, 2025, the Company entered into a joint venture with Stifel Bank & Trust (the “JV partner”). The joint venture is called SBLA Private Credit II LLC (the “SBLA II JV”). On March 11, 2025, the SBLA II JV established SBLA Private Credit II Funding, LLC, a wholly-owned subsidiary of the SBLA II JV and a Delaware limited liability company that is a disregarded entity for tax purposes, to hold investment collateral in connection with a credit facility.

The Company and the JV partner have $60 million and $8.6 million, respectively, in total commitments to SBLA II JV, with targeted member ownership interests of approximately 87.5% and 12.5%, respectively. The Company and the JV partner have equal voting rights with respect to the SBLA II JV and the SBLA II JV’s general partner. The SBLA II JV will not be consolidated in the Company’s Consolidated Financial Statements. As of September 30, 2025, the Company had commitments of $60 million to the SBLA II JV, of which $41 million remained unfunded.

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
September 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

SBLA Private Credit II LLC

Consolidated Schedule of Investments

September 30, 2025

(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Investments(1)	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Investments- non-controlled/non-affiliated
First Lien Secured Debt(4)(5)

Aerospace & Defense
Unical Aviation Inc (Term Loan)	1M S + 3.75%	7.91%	11/7/2031	$3,426	$3,393	$3,400	15.79%
					3,393	3,400	15.79
Automobile Components
ATCDT Corp (Term Loan)	1M S + 3.75%	8.01%	1/25/2028	6,010	5,955	5,950	27.63
					5,955	5,950	27.63
Beverages
King Juice (Revolver)	3M S + 4.35%	N/A	3/25/2027	–	(9)	(7)	(0.03)
King Juice (Term Loan B)	3M S + 4.35%	8.52%	3/25/2027	1,030	1,023	1,025	4.76
					1,015	1,018	4.73
Commercial Services & Supplies
KDV Label (Term Loan)	3M S + 4.25%	8.42%	6/11/2026	3,600	3,580	3,582	16.63
KDV Label (Delayed Draw)	3M S + 4.25%	N/A	6/11/2026	–	(3)	(8)	(0.03)
					3,576	3,575	16.60
Construction & Engineering
Discovery Marketing And Distributing, LLC (Term Loan)	3M S + 4.25%	8.25%	8/10/2027	7,368	7,305	7,322	34.00
					7,305	7,322	34.00
Construction Materials
Concrete Partners, LLC (Term Loan)	1M S + 3.25%	7.51%	7/27/2029	3,152	3,123	3,152	14.64
					3,123	3,152	14.64
Containers & Packaging
Accord Buyer LLC (Term Loan)	1M S + 4.50%	8.65%	5/19/2028	3,791	3,758	3,744	17.39
Accord Buyer LLC (Term Loan B)	1M S + 4.50%	8.65%	5/19/2028	456	456	443	2.06
					4,215	4,187	19.45
Financial Services
Trimont Holdings LLC (Term Loan)	1M S + 3.00%	7.16%	5/31/2027	11,400	11,299	11,286	52.41
					11,299	11,286	52.41
Industrials
Fairbank Equipment (Term Loan)	3M S + 3.75%	7.87%	12/23/2026	3,987	3,949	3,952	18.35
Madison Safety & Flow LLC (Revolver)	3M S + 2.75%	N/A	9/26/2029	–	–	–	–
					3,949	3,952	18.35
Leisure Products
Buffalo Games LLC	3M S + 2.50%	6.50%	8/31/2027	1,257	1,247	1,251	5.81
					1,247	1,251	5.81
Machinery
Rental Equipment Investment Co. (Term Loan)	1M S + 4.25%	8.52%	12/23/2026	2,378	2,356	2,378	11.04
Seakeeper Technologies LLC (Term Loan)	3M S + 3.25%	7.56%	7/19/2027	7,928	7,861	7,879	36.59
SkyMark Refuelers (Term Loan)	3M S + 3.00%	7.24%	12/31/2026	3,149	3,125	3,134	14.55
SkyMark Refuelers (Term Loan B)	3M S + 3.00%	7.24%	12/31/2026	1,242	1,233	1,236	5.74
					14,575	14,627	67.92
Professional Services
Investor Group Services LLC (Term Loan)	1M S + 3.25%	7.47%	10/21/2027	5,225	5,177	5,179	24.05
					5,177	5,179	24.05
Real Estate Management & Development
Royal Property Company Borrower LLC (Term Loan)	1M S + 4.00%	8.16%	2/2/2028	6,114	6,060	6,084	28.25
					6,060	6,084	28.25
Specialty Retail
Alliance Mobile Inc (Term Loan)	3M S + 3.50%	7.50%	8/1/2028	6,546	6,498	6,506	30.21
Alliance Mobile Inc (Incremental Term Loan)	3M S + 3.50%	7.50%	8/1/2028	984	975	978	4.54
Alliance Mobile Inc (Delayed Draw)	3M S + 3.75%	7.79%	8/31/2026	606	606	602	2.80
M&M Thrift Management Comp LLC (Term Loan)	3M S + 2.25%	6.35%	12/1/2026	4,505	4,472	4,472	20.77
					12,551	12,558	58.32
Real Estate Management & Development
Waterworks Solutions (Incremental Term Loan)	1M S + 4.00%	8.26%	11/23/2027	2,938	2,911	2,908	13.51
					2,911	2,908	13.51
Total First Lien Secured Debt					$86,350	$86,448	401.45%

Total Investments at Fair Value					$86,350	$86,448	401.45%

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
September 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(1)	Unless otherwise indicated, debt investments held by the SBLA II JV are denominated in USD dollars and are income producing. All investments are pledged as collateral under a credit facility, unless otherwise indicated.

(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), which generally resets periodically. For each loan, the SBLA II JV has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of September 30, 2025.

(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with U.S. GAAP.

(4)	Unless otherwise indicated, issuers of debt held by the SBLA II JV are domiciled in the United States.

(5)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies and Note 4 - Investments”).

SBLA Private Credit II LLC

Consolidated Financial Statements

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table presents the statement of assets and liabilities information of the SBLA II JV as of September 30, 2025.

September 30, 2025

ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost $86,350)	$86,448
Cash and cash equivalents	5,736
Interest receivable from non-controlled/non-affiliated investments	182
Receivable for investments sold	8
Total assets	$92,374

LIABILITIES
Debt (net of deferred financing costs of $1,233)	$68,967
Interest payable	1,277
Distribution payable	483
Professional fees payable	71
Administration fees payable	42
Total liabilities	$70,840
MEMBERS’ EQUITY
Members’ Equity	$21,534
Total members’ equity	$21,534
Total liabilities and members’ equity	$92,374

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
September 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table presents the selected consolidated statements of operations information of the SBLA II JV for the period from May 6, 2025 (commencement of operations) to September 30, 2025:

	For the three months ended September 30, 2025	For the period from May 6, 2025 (commencement of operations) to September 30, 2025
Investment income
Non-controlled/non-affiliated investments:
Interest income	$1,902	$2,536
Fee income	27	14
Total investment income	$1,929	$2,550

Expenses
Interest expense	$1,378	$1,799
Professional fees	37	71
Administration fees	31	41
Total expenses	$1,446	$1,911

Net expenses	$1,446	$1,911
Net investment income	$483	$639

Net realized gain (loss) and change in unrealized gain (loss)
Net change in unrealized gain (loss):
Non-controlled/non-affiliated investments	$98	$98
Net change in unrealized gain (loss):	$98	$98
Net realized gain (loss) and change in unrealized gain (loss)	$98	$98
Net increase (decrease) in net assets resulting from operations	$581	$737

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

In connection with the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition, the Company shall not incur aggregate indebtedness in an amount (a) in excess of that permitted under the constituent documents and (b) in excess of $5 billion. The Credit Facility contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, lender may terminate the commitments and declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable. As of December 31, 2024, the Company was in compliance with all covenants

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
September 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

and other requirements of the BofA Credit Facility. On July 30, 2025, the Company terminated its BofA Credit Facility with Bank of America and repaid all outstanding principal and interest balances.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the Revolving Credit Facility accrue interest at a rate per annum equal to the relevant rate plus an applicable margin of (a) with respect to any ABR Loan, (i) 0.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 0.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount; (b) with respect to any Term Benchmark Loan, (i) 1.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 1.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount, and (c) with respect to any RFR Loans, (i) 1.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 1.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount. In addition, the Company will pay a non-usage fee of 0.375% on the average daily unused amount of the revolving commitments under the Revolving Credit Facility. As of September 30, 2025, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

Revolving Credit Facility with BNP Paribas

On July 25, 2025 (the “Closing Date”), Lord Abbett PCF Financing S LLC (“Borrower”), a Delaware limited liability company that is a wholly-owned subsidiary of the Company, entered into a revolving credit facility (the “BNP Revolving Credit Facility”) pursuant to Revolving Credit and Security Agreement (the “BNP Credit Agreement”), by and among the Borrower, BNP Paribas (“BNP”), as administrative agent (the “BNP Administrative Agent”), the Company, as equity holder and collateral manager, State Street Bank and Trust Company, as collateral administrator and as collateral agent and each of the lenders from time to time party thereto. Capitalized terms used and not otherwise defined herein shall have the meanings specified in the BNP Credit Agreement. The BNP Revolving Credit Facility provides for, among other things, borrowings in U.S. dollars or certain other permitted currencies in an initial aggregate amount of up to $250 million, subject to availability under the Borrowing Base, with an option for the Borrower to elect at one or more times, subject to certain conditions, to terminate or reduce the unused amount of the facility by at least $500 thousand or by the remaining unused portion.

The revolving period during which the Borrower is permitted to borrow, repay and re-borrow advances will terminate on the last day of the Reinvestment Period, which terminates on the earlier of the date of the 36-month anniversary of the Closing Date or termination of commitments resulting from an event of default (the “Facility Termination Date”). Any amounts borrowed under the BNP Revolving Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable 24 months after the Facility Termination Date. Following the Facility Termination Date, the Borrower will be required to pay principal and interest amounts in accordance with the two-year schedule provided for in the BNP Credit Agreement.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (continued)
September 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The Borrower may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the BNP Revolving Credit Facility accrue interest at a rate per annum equal to the Base Rate plus an applicable margin of 2.00% during the Reinvestment Period and 2.50% following the Reinvestment Period. In addition, the Borrower will pay a non-usage fee that is determined based on the percentage of the Maximum Facility Amount that remains unused, as follows: any Unused Amount during the nine months following the Closing Date, the applicable non-usage fee is 0.50%; any Unused Amount following the nine-month anniversary of the Closing date, (i) if the Unused Amount is greater than or equal to 75% of the Maximum Facility Amount, the non-usage fee shall equal the Applicable Margin; (ii) if the Unused Amount is less than 75% but greater than or equal to 50% of the Maximum Facility Amount, the non-usage fee shall be 1.25%; (iii) if the Unused Amount is less than 50% but greater than or equal to 25% of the Maximum Facility Amount, the non-usage fee shall be 0.75%; and (iv) if the Unused Amount is less than 25% of the Maximum Facility Amount, the non-usage fee shall be 0.00%. As of September 30, 2025, the Company was in compliance with all covenants and other requirements of the BNP Revolving Credit Facility.

The Company’s outstanding debt obligations were as follows:

	As of September 30, 2025
	Aggregate Borrowing Capacity	Outstanding Principal	Less Unamortized Deferred Financing Cost	Carrying Value per Consolidated Statement of Assets and Liabilities
BNP Revolving Credit Facility	$250,000	$85,600	$2,410	$83,190
ING Revolving Credit Facility	100,000	56,000	1,685	54,315
Total	$350,000	$141,600	$4,095	$137,505

The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2025.

	As of December 31, 2024
	Aggregate Borrowing Capacity	Outstanding Principal	Less Unamortized Deferred Financing Cost	Carrying Value per Consolidated Statement of Assets and Liabilities
BofA Credit Facility	$100,000	$27,300	$111	$27,189
Total	$100,000	$27,300	$111	$27,189

The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2024.

Secured Borrowing Agreement

On May 23, 2025, the Company entered into a participation agreement (the “Participation Agreement”) with Macquarie Bank Limited (“Macquarie”). The Company would transfer investments to Macquarie for cash and repurchase the same investment on a forward settlement basis. The repurchase transaction would have a settlement date of up to 60 days. The repurchase transaction under the Participation Agreement is a type of secured borrowing, in which the Company would retain the economics of the investment and would pay an interest charge. On July 10, 2025, the Company terminated its Participation Agreement with Macquarie and repaid all outstanding principal and interest balances. The amount of interest incurred under the Participation Agreement for the nine months ended September 30, 2025, was $115, which equated to an effective interest rate of 7.33%. Interest expense incurred under the Participation Agreement is included on the Consolidated Statements of Operations as “Interest expense”.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (continued)
September 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The components of interest expense were as follows for the three and nine months ended September 30, 2025:

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
Borrowing interest expense	$2,186	$4,774
Facility unused fee	229	326
Amortization of deferred financing costs	237	469
Total	$2,652	$5,569

The following table summarizes the average debt outstanding and the weighted average interest cost:

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
Weighted average interest rate(1)	6.42%	6.53%
Weighted average debt outstanding	$136,503	$98,115

(1)	Excludes facility unused fees and amortization of deferred financing costs.

Promissory Notes

On August 1, 2025, the Company closed on an offering of 110 promissory notes due August 1, 2055 (the “Promissory Notes”) in a private offering, with each Promissory Note being issued in connection with the issuance of one common share of the Company (the “Promissory Notes Offering”) to accredited investors (as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (“Securities Act”). The aggregate principal amount of the Promissory Notes is $110 less the value of 110 common shares at issuance. The Company will pay interest totaling $0.12 per year on each outstanding Promissory Note, with such interest to be paid semi-annually on or before June 30 and December 31 each year. The Promissory Notes are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “Accrued expenses and other liabilities”.

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2025 and December 31, 2024, the Company had $65,068 and $12,410, respectively of unfunded commitments to its portfolio companies with details disclosed in the Consolidated Schedules of Investments. As of September 30, 2025, $41 million of capital committed remained uncalled from the Company in relation to capital commitments to the SBLA II JV.

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
September 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(7) SHAREHOLDERS’ CAPITAL

As of December 31, 2024 total capital commitments to the Company were $225 million. On July 1, 2025, all outstanding capital commitments were extinguished and the Company has begun to take monthly subscriptions in connection with a continuous offering of its Common Shares.

As of September 30, 2025, Lord Abbett & Co. LLC (“Lord Abbett”) and certain registered investment companies and other pooled vehicles advised by Lord Abbett collectively own approximately 100% of the Lord Abbett Private Credit Fund S (the “Company”).

The following table summarizes the total proceeds received from capital contributions/shares sold for the nine months ended September 30, 2025.

Date Received	Proceeds Received
February 12, 2025	$7,500
February 27, 2025	14,300
March 28, 2025	15,000
April 30, 2025	25,000
June 30, 2025	20,000
August 1, 2025	8,003
September 2, 2025	5,000
Total	$94,803

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

On August 1, 2025, the Company issued and sold 318,835 of the Company’s common shares of beneficial interest for an aggregate offering price of approximately $8 million at a NAV per share of $25.10.

On September 2, 2025, the Company issued and sold 199,203 of the Company’s common shares of beneficial interest for an aggregate offering price of $5 million at a NAV per share of $25.10.

The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Per Share	Total Amount
March 28, 2025	March 28, 2025	March 28, 2025	N/A(1)	$984
June 30, 2025	June 30, 2025	July 10, 2025	$0.45	1,850
July 24, 2025	July 31, 2025	August 27, 2025	0.21	914
August 25, 2025	August 31, 2025	September 26, 2025	0.21	923
September 23, 2025	September 30, 2025	October 28, 2025	$0.19	873
Total				$5,544

(1)	Prior to the Conversion Date, the Company had no shares outstanding.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (continued)
September 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Share Repurchase Program

At the discretion of our Board of Trustees, the Company intends to commence a share repurchase program in which it intends to repurchase up to 5% of the Company’s common shares outstanding as of the close of the previous calendar quarter. The Board of Trustees may amend, suspend or terminate the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Should the Board of Trustees suspend the share repurchase program, the Board of Trustees will consider whether the continued suspension of the program is in the best interests of the Company and its shareholders on a quarterly basis. However, the Board is not required to authorize the recommencement of the share repurchase program within any specified period of time. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares. There have been no share repurchases during the nine months ended September 30, 2025.

(8) CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights for the nine months ended September 30, 2025:

For the nine months ended September 30, 2025
Per Share Data(1)
Net asset value, at March 31, 2025	$25.06
Net investment income (loss)	1.13
Net realized and unrealized gain (loss) (2)	(0.05)
Net increase (decrease) in net assets resulting from operations	1.08
Distributions Declared (6)	(1.06)
Total increase (decrease) in net assets	0.02
Net asset value, end of period	25.08
Common Shares outstanding at end of period	4,595,017
Total Return(4)
Based on net asset value (4)	7.75%
Ratio/Supplemental Data:
Net assets at end of period	$115,241
Ratio of expenses before expense reimbursement to average net asset value (5)	15.30%
Ratio of net expenses to average net asset value (5)	13.36%
Ratio of net investment income to average net asset value (5)	9.71%
Asset coverage ratio	178%
Portfolio Turnover	12%

(1)	Prior to the Conversion Date, the Company had no shares outstanding. Per share data has been derived based on the weighted average number of shares outstanding for the period from April 1, 2025 to September 30, 2025.
(2)	Net realized and unealized gain (loss) per share does not correlate to the aggregate of the net realized and unrealized gain(loss) in the Statement of Operations, primarily due to the timing of the issuance of the Company’s common shares.
(3)	Not utilized.
(4)	Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company’s distribution reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any. Total returns for periods of less than 1 year are not annualized.
(5)	Annualized for the nine months ended September 30, 2025, except for organizational costs.
(6)	The tax character of distributions is determined based on the total amount of taxable income for the full tax year and cannot be confirmed until after the close of the tax year. Accordingly, the tax character of the Company’s distributions as denoted herein may be re-characterized later based on taxable income for the full tax year.

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
September 30, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(9) SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the Consolidated Financial Statements were issued. There have been no subsequent events that require recognition or disclosure through the date the Consolidated Financial Statements were issued, except as disclosed below.

Distributions

On October 22, 2025, the Company declared a distribution of $0.19 per share to shareholders of record as of October 31, 2025 to be paid on November 26, 2025.

Subscriptions

As of October 1, 2025, the Company issued and sold approximately 119,617 of the Company’s Common Shares for an aggregate offering price of approximately $3 million, reflecting a purchase price of $25.08 per Common Share.

The Company received approximately $3 million of net proceeds relating to the issuance of Common Shares for subscriptions effective November 3, 2025.

Share Repurchases

On October 29, 2025, under the Company’s share repurchase program, the Company made a tender offer to purchase up to 219,790.70 common shares, which represents approximately 5% of the Company’s outstanding shares as of August 31, 2025. The tender offer is for cash at a price equal to the net asset value per share as of December 31, 2025. The offer will expire at 11:59 P.M., Eastern Time, on November 28, 2025.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio is presented below:

	As of September 30, 2025			As of December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Secured Debt	$222,470	$222,969	89%	$43,714	$43,714	100.0%
Second Lien Secured Debt	8,688	8,688	4	—	—	—
Investments in Joint Venture	18,756	18,843	7	—	—	—
Total Investments at Fair value	$249,914	$250,500	100.0%	$43,714	$43,714	100.0%

Our debt portfolio displayed the following characteristics of each of our investments:

	September 30, 2025	December 31, 2024
Number of portfolio companies	26	5
Percentage of performing debt bearing a floating rate	100%	100%
Percentage of performing debt bearing a fixed rate	0%	0%
Percentage of our total portfolio on non-accrual	0%	0%

Investment Activity

Our investment activity is presented below:

For the nine months ended September 30, 2025
Investment Activity
Investments, beginning of period	$43,714
New investments purchased	226,452
Investments sold or repaid	(20,628)
Net accretion of discount on investments	376
Net realized gain (loss) on investments	—
Net change in unrealized appreciation/(depreciation)	586
Investments, end of period	$250,500

Portfolio Companies
Portfolio Companies, beginning of period	5
Number of new investment commitments in portfolio companies	22
Number of investment commitments exited or fully repaid	1
Number of Portfolio Companies at period end	26
Count of investments	27
Count of industries	16

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
Total investment income	$6,017	$12,346
Less: Net expenses	3,694	7,150
Net investment income before taxes	2,323	5,196
Net investment income after taxes	2,323	5,196
Net change in unrealized appreciation (depreciation)	225	586
Net realized gain (loss)	—	—
Net increase (decrease) in net assets resulting from operations	$2,548	$5,782

Investment Income

Investment income for the three and nine months ended September 30, 2025 was driven by deployment of capital, interest income from our investments, and change in invested balance. The composition of our investment income for the three and nine months ended September 30, 2025 was as follows (dollars in thousands):

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
Investment income:
Non-controlled/non-affiliated investments:
Interest income	$5,431	$11,385
Fee income	161	399
Controlled/affiliated investments:
Dividend income	425	562
Total Investment Income	$6,017	$12,346

Expenses:

Expenses were as follows:

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
Expenses:
Interest expense	$2,652	$5,569
Organizational costs	—	180
Income incentive fees	369	652
Capital gains incentive fees	28	63
Management fees	273	457
Professional fees	363	753
Administration fees	68	114
Distribution and shareholder servicing fees	232	348
Other general & administrative	19	101
Amortization of offering costs	—	—
Total Expenses	$4,004	$8,237
Expense reimbursement	(310)	(1,039)
Management fees waived	—	(48)
Net expenses	$3,694	$7,150

Total expenses before expense support as of September 30, 2025, consisted primarily of interest and debt financing expenses incurred in connection with our borrowings, professional fees, and legal, incorporation and accounting fees incurred in connection with the organization of the Company. We anticipate expenses to continue to grow consistent with capital deployment and borrowings over time.

Interest and Other Financing Expenses

Interest expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs for the three and nine months ended September 30, 2025, were $2,652 and $5,569, respectively. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three and nine months ended September 30, 2025 was 6.42% and 6.53%, respectively. For the three and nine months ended September 30, 2025, interest and other debt expenses increased, primarily driven by increased borrowing expenses, on the ING & BNP Revolving Credit Facilities.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

Net realized gain (loss) and unrealized gain (loss) on investments were as follows:

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$—	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	138	499
Controlled/affiliated investments	87	87
Net realized and unrealized gain (loss)	$225	$586

For the three and nine months ended September 30, 2025 net change in unrealized depreciation on our investments was $225 and $586, respectively, which was primarily the result of the changes in spreads in the primary and secondary markets.

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

Unregistered Sales of Equity Securities

The following table summarizes the total proceeds received from capital contributions/shares sold for the nine months ended September 30, 2025.

Date	Proceeds Received
February 12, 2025	$7,500
February 27, 2025	14,300
March 28, 2025	15,000
April 30, 2025	25,000
June 30, 2025	20,000
August 1, 2025	8,003
September 2, 2025	5,000
Total	$94,803

The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Total Amount
March 28, 2025	March 28, 2025	March 28, 2025	$984
June 30, 2025	June 30, 2025	July 10, 2025	1,850
July 24, 2025	July 31, 2025	August 27, 2025	914
August 25, 2025	August 31, 2025	September 26, 2025	923
September 23, 2025	September 30, 2025	October 28, 2025	873
Total			$5,544

Debt

The Company’s outstanding debt obligations were as follows:

	As of September 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Less Unamortized Deferred Financing Cost	Carrying Value per Consolidated Statement of Assets and Liabilities
BNP Revolving Credit Facility	$250,000	$85,600	$2,410	$83,190
ING Revolving Credit Facility	100,000	56,000	1,685	54,315
Total	$350,000	$141,600	$4,095	$137,505

	As of December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Less Unamortized Deferred Financing Cost	Carrying Value per Consolidated Statement of Assets and Liabilities
BofA Credit Facility	$100,000	$27,300	$111	$27,189
Total	$100,000	$27,300	$111	$27,189

On May 23, 2025, the Company entered into a participation agreement (the “Participation Agreement”) with Macquarie Bank Limited (“Macquarie”). The Company would transfer investments to Macquarie for cash and repurchase the same investment on a forward settlement basis. The repurchase transaction would have a settlement date of up to 60 days. The repurchase transaction under the Participation Agreement is a type of secured borrowing, in which the Company would retain the economics of the investment and would pay an interest charge. On July 10, 2025, the Company terminated its Participation Agreement with Macquarie and repaid all outstanding principal and interest balances. The amount of interest incurred under the Participation Agreement for the nine months ended September 30, 2025, was $115, which equated to an effective interest rate of 7.33%. Interest expense incurred under the Participation Agreement is included on the Consolidated Statements of Operations as “Interest expense”.

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

As of September 30, 2025, approximately 100.0% of our debt investments were at floating rates. Based on our Consolidated Statement of Operations as of September 30, 2025, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of September 30, 2025):

	Interest Income	Interest Expense	Net Income
Up 100 basis points	2,341	1,416	925
Up 50 basis points	1,170	708	462
Down 50 basis points	(1,170)	(708)	(462)
Down 100 basis points	(2,341)	(1,416)	(925)
Down 200 basis points	(4,681)	(2,832)	(1,849)

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

Refer to “Note 7 - Shareholders’ Capital” in this Report for the issuance of our common shares as of September 30, 2025. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Item 3: Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits and Financial Statement Schedules

(a) Exhibits

The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description

3.1*	Certificate of Trust
3.2*	Amended and Restated Declaration of Trust
3.3*	Bylaws
10.1*	Form of Subscription Agreement for Immediate Fundings
10.2*	Investment Advisory Agreement
10.3*	Administrative Services Agreement
10.4*	Expense Support and Conditional Reimbursement Agreement
10.5*	Custody Agreement
10.6*	Transfer Agency and Service Agreement
10.7*	Supplement to Transfer Agency and Service Agreement
10.8*	Credit Facility Agreement
10.9*	Dividend Reinvestment Plan
10.10*	Placement Agency Agreement
10.11*	Form of Selling Dealer Agreement
10.12*	Distribution and Servicing Plan
10.13**	Senior Secured Credit Agreement, dated June 3, 2025, by and among the Company, as borrower, ING Capital LLC, as administrative agent, each of the lenders and issuing banks party thereto, and ING Capital LLC, as sole book runner and as lead arranger
10.14***	Revolving Credit and Security Agreement, dated July 25, 2025, by and among Lord Abbett PCF Financing S LLC, as borrower, BNP Paribas, as administrative agent, the Company, as equityholder and collateral manager, State Street Bank and Trust Company, as collateral administrator and as collateral agent, and each of the lenders from time to time party thereto.
10.15****	Form of Promissory Note, dated as of August 1, 2025, by and among the Company and the purchasers party thereto.
31.1*****	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*****	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1******	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2******	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*****	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*****	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*****	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56724) filed on April 1, 2025.
**	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 4, 2025.
***	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2025.
****	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 5, 2025.
*****	Filed herewith.
******	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lord Abbett Private Credit Fund S

Date: November 13, 2025	/s/ Stephan Kuppenheimer
Stephan Kuppenheimer
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	/s/ Salvatore Dona
Salvatore Dona
Chief Financial Officer and Treasurer
(Principal Financial Officer)