Form 10-K
period 2025-12-31
Lord Abbett Private Credit Fund S
filed 2026-03-20
CIK 2041841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL PERIOD ENDED DECEMBER 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01764

Lord Abbett Private Credit Fund S

(Exact name of registrant as specified in its charter)

Delaware	99-5126353
(State of Organization)	(I.R.S. Employer Identification Number)

30 Hudson Street Jersey City, New Jersey	07302
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 522-2388

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Shares of Beneficial Interest, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 28, 2026, there was no established public market for the registrant’s common shares.

The number of shares of the registrant’s common shares of beneficial interest, par value $0.01 per share, outstanding as of February 28, 2026 was 6,336,797.

Documents Incorporated by Reference: None

Auditor Firm ID:	Auditor Name:	Auditor Location:
34	Deloitte & Touche LLP	30 Rockefeller Plaza, New York, NY 10112

Lord Abbett Private Credit Fund S

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. We are externally managed by Lord Abbett Private Credit Advisor LLC (the “Adviser”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	risk associated with possible disruptions in our operations or the economy generally;

•	changes in the general interest rate environment;

•	general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with our Adviser and its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing and amount of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a BDC and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

•	the impact on our business of U.S. and international financial reform legislation, rules and regulations;

•	the effect of changes in tax laws and regulations and interpretations thereof; and

•	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Annual Report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. This Annual Report on Form 10-K contains forward-looking statements, which may relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we may file with the Securities and Exchange Commission (the “SEC”) in the future, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I

Item 1. Business

The Company

We were formed on September 26, 2024, as a Delaware limited partnership named Lord Abbett Private Credit Fund A, LP. On March 31, 2025, we converted to a Delaware statutory trust and were renamed Lord Abbett Private Credit Fund S. Throughout this Form 10-K, we refer to Lord Abbett Private Credit Fund S as the “Company”, “we”, “us” or “our.” We are a non-diversified, closed-end management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation, by primarily focusing on directly originated, senior secured loans to U.S. middle market companies. The Company intends to invest in loans targeted at private U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Exchange Act and public U.S. operating companies having a market capitalization of less than $250,000,000.

We are externally managed by the Lord Abbett Private Credit Advisor LLC (the “Adviser”), which is a wholly-owned subsidiary of Lord, Abbett & Co. LLC. We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). Prior to the date of the Company’s election to be regulated as a BDC under the 1940 Act (“BDC Election Date”), we conducted our investment activities and operations pursuant to the exclusion from the definition of an “investment company” in Section 3(c)(7) of the 1940 Act.

We are a non-exchange traded, perpetual-life BDC, which is a BDC whose shares of beneficial interest are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares of beneficial interest are intended to be sold across multiple closings on an ongoing basis. In our perpetual-life structure, we may offer investors an opportunity to repurchase their Common Shares (as defined below) on a quarterly basis at net asset value (“NAV”), but we are not obligated to offer to repurchase any shares in any particular quarter in our discretion. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Company being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a Liquidity Event at any time in the future, we currently do not intend to undertake a Liquidity Event, and we are not obligated by our organizational documents or otherwise to effect a Liquidity Event at any time.

We intend to issue our common shares of beneficial interest, $0.01 par value per share (the “Common Shares”) at a price that we believe reflects the NAV per Common Share as determined in accordance with the Adviser’s valuation policy. The Company’s Board of Trustees (the “Board” or the “Board of Trustees”) has approved the Adviser’s valuation policy, is responsible for overseeing its application and has designated the Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act.

Each issuance of Common Shares will be subject to the limitations of Section 23(b) under the 1940 Act, which generally prohibits us from issuing Common Shares at a price below the then-current NAV of the Common Shares as determined within 48 hours, excluding Sundays and holidays, of such issuance (taking into account any investment valuation adjustments from the latest quarterly valuation date in accordance with the Adviser’s valuation policy), subject to certain exceptions. We reserve the right, in our sole discretion and at any time, to issue Common Shares to investors of our continuous private offering of Common Shares at a price set above the NAV per share based on a variety of factors in order to fairly allocate initial offering, organizational and other expenses to such investors.

Our offering is a “best efforts” offering, which means that Lord Abbett Distributor LLC, the Company’s principal placement agent for the offering and an affiliate of the Adviser (the “Placement Agent”), will use its best efforts to sell Common Shares, but is not obligated to purchase or sell any specific amount of Common Shares in the offering. Other broker-dealers will be engaged by the Placement Agent to assist in the sale of the Common Shares on a best efforts basis.

Subject to the supervision of the Board, a majority of which consists of trustees who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (“Independent Trustees”), the Adviser manages the Company’s day-to-day operations and provides the Company with investment advisory services pursuant to the terms of an investment advisory agreement between the Company and the Adviser (the “Advisory Agreement”). Lord, Abbett & Co. LLC (the “Administrator” or “Lord Abbett”) performs, or oversees the performance of, the Company’s corporate operations and required administrative services pursuant to the terms of an administration agreement (the “Administration Agreement”). Trustees who are “interested persons” as defined in Section 2(a)(19) of the 1940 Act are referred to herein as “Interested Trustees.”

The Adviser

We are externally managed by the Adviser, a registered investment adviser under the Advisers Act. Subject to the overall supervision of the Board and in accordance with the 1940 Act, the Adviser manages our day-to-day operations and provides us with investment advisory services pursuant to the Advisory Agreement. Under the Advisory Agreement, the Adviser is responsible for originating prospective investments, conducting due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. Pursuant to Rule 2a-5, the Board has designated the Adviser as the valuation designee responsible for valuing all of the Company’s investments, including making fair valuation determinations as needed.

The Adviser is a Delaware limited liability company, located at 30 Hudson Street, Jersey City, New Jersey 07302. The management of our investment portfolio is the responsibility of the Adviser’s Private Credit Investment Committee (the “Private Credit Investment Committee”). See “Item 1. Business — Portfolio Management” for more information regarding the Private Credit Investment Committee.

The Adviser has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with Lord Abbett, pursuant to which Lord Abbett provides the Adviser with access to the resources of Lord Abbett, including the Investment Team (as defined below), so as to enable the Adviser to fulfill its obligations under the Advisory Agreement. Through the Resource Sharing Agreement, the Adviser capitalizes on the deal origination, credit underwriting, due diligence, research, investment structuring, execution, portfolio management and monitoring experience of Lord Abbett’s investment professionals.

The Administrator

The Administrator provides, or oversees the performance of, administrative and compliance services necessary for the Company’s operations, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of our Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party. The Administrator has hired State Street Fund Services, Inc. (the “Sub-Administrator”) to assist in the provision of administrative services. The Sub-Administrator receives compensation for its sub-administrative services under a sub-administration agreement (the “Sub-Administration Agreement”).

Lord Abbett is a registered investment adviser under the Advisers Act. Lord Abbett is located at 30 Hudson Street, Jersey City, New Jersey 07302. Founded in 1929, Lord Abbett manages one of the nation’s oldest mutual fund complexes and manages approximately $247.4 billion in assets across a full range of mutual funds, institutional accounts, and separately managed accounts, including $2.6 billion for which Lord Abbett provides investment models to managed account sponsors as of December 31, 2025. Lord Abbett also serves as the administrator for all of the mutual funds and closed-end funds for which it or an affiliate of Lord Abbett serves as investment adviser.

Private Offering of Common Shares

We are conducting a continuous private offering of our Common Shares in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and/or other exemptions from the registration requirements of the Securities Act. In connection with the offering, we have entered into, and expect to continue to enter into, subscription agreements with investors (each, a “Subscription Agreement”). An investor will make a capital contribution pursuant to a Subscription Agreement and will become a common shareholder in the Company bound by the terms of our organizational documents.

Each prospective investor in the offering of Common Shares will be required to represent that it (i) is an “accredited investor” as defined in Rule 501(a) of Regulation D (an “accredited investor”) under the Securities Act or, in the case of offers and sales outside of the United States to a prospective investor that is not an accredited investor, is not a “U.S. person” in accordance with Regulation S under the Securities Act, and (ii) is acquiring the Common Shares purchased by it for investment and not with a view to resale or distribution. Prior to the BDC Election Date, subscriptions were accepted only from persons who were also “qualified purchasers” under the 1940 Act.

We will endeavor to take all reasonable actions to avoid interruptions in the continuous private offering. Although the Common Shares in the offering are being sold under the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and/or other exemptions from the registration requirements of the Securities Act, there can be no assurance that we will not need to suspend our offering for various reasons, including but not limited to regulatory review from the SEC and various state regulators, to the extent applicable.

Investors may generally sell, offer for sale, agree to sell, exchange, transfer, assign, pledge, hypothecate, grant any option to purchase or otherwise dispose of or agree to dispose of, in any case whether directly or indirectly (each, a “Transfer”) their Common Shares provided that the transferee, as applicable, satisfies applicable eligibility and/or suitability requirements and the Transfer is otherwise made in accordance with applicable securities, tax, anti-money laundering and other applicable laws and compliance with the terms of the Subscription Agreement. No Transfer will be effectuated except by registration of the Transfer on the Company’s books. Each transferee must agree to be bound by the restrictions set forth in the Subscription Agreement and all other obligations as an investor in the Company.

Purchase Price and Fees

We intend to issue our Common Shares at an offering price that we believe reflects the NAV per Common Share as determined in accordance with the Adviser’s valuation policy. The Board has approved the Adviser’s valuation policy and is responsible for overseeing its application, and has designated the Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act.

Each issuance of Common Shares will be subject to the limitations of Section 23(b) under the 1940 Act, which generally prohibits us from issuing Common Shares at a price below the then-current NAV of the Common Shares as determined within 48 hours, excluding Sundays and holidays, of such issuance (taking into account any investment valuation adjustments from the latest quarterly valuation date in accordance with the Adviser’s valuation policy), subject to certain exceptions. We reserve the right, in our sole discretion and at any time, to issue Common Shares to investors of this continuous private offering of Common Shares at a price set above the NAV per share based on a variety of factors in order to fairly allocate initial offering, organizational and other expenses to such investors.

Our offering is a “best efforts” offering, which means that the Placement Agent will use its best efforts to sell Common Shares, but is not obligated to purchase or sell any specific amount of Common Shares in the offering. Other broker-dealers will be engaged by the Placement Agent to assist in the sale of the Common Shares on a best efforts basis.

We entered into a placement agency agreement (the “Placement Agency Agreement”) with the Placement Agent, pursuant to which the Placement Agent agreed to, among other things, manage our relationships with third-party brokers engaged by the Placement Agent to participate in the distribution of Common Shares, which we refer to as “participating brokers,” and financial advisers. The Placement Agent also coordinates our marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the offering, our investment strategies, material aspects of our operations and subscription procedures. The Adviser may use its management fee revenues, as well as its past profits or its resources from any other source, to pay the Placement Agent for expenses incurred in connection with providing services intended to result in the sale of Common Shares of the Company and/or shareholder support services.

Subject to any applicable Financial Industry Regulatory Authority, Inc. (“FINRA”) limitations on underwriting compensation, we will pay the Placement Agent a shareholder servicing and/or distribution fee for Common Shares equal to 0.85% per annum of our NAV (“Shareholder Servicing/Distribution Fees”), as of the beginning of the first calendar day of the applicable month, of the Common Shares. The Servicing/Distribution Fees will be payable to the Placement Agent, but the Placement Agent anticipates that all or a portion of the Servicing Fees will be retained by, or reallowed (paid) to, eligible participating brokers and servicing broker-dealers.

If you buy our Common Shares through certain financial intermediaries, they may directly charge you transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that selling agents limit such charges to a 3.5% cap on NAV for our Common Shares. The Placement Agent intends to enter into placement agreements with broker-dealers in connection with the offering of our Common Shares. In connection with the sales of our Common Shares, these broker-dealers may charge investors a placement fee (the “Upfront Sales Load”), subject to the discretion of the broker-dealer. Any Upfront Sales Load is not part of (and is in addition to) an investor’s aggregate purchase price for its Common Shares and will be directly charged to such investor. Investors should contact their broker-dealer for information on any such fees.

In addition, if an investor’s Common Shares are repurchased within 12 months of the date of initial purchase of such shares, a contingent deferred sales charge of 1.50% may be assessed.

The Adviser may pay additional compensation, out of its own funds and not as an additional charge to the Company or investors, to selected brokers, dealers or other financial intermediaries, including affiliated broker dealers, for the purpose of introducing a selling agent to the Company and/or promoting the recommendation of an investment in the Common Shares. Such payments made by the Adviser may be based on the aggregate purchase price of investors in the Company as determined by the Adviser. The amount of these payments is determined from time to time by the Adviser and may be substantial.

The purchase of our Common Shares is intended to be a long-term investment. We do not intend to list our Common Shares on a securities exchange and do not expect there to be a public market for our Common Shares. As a result, if you purchase the Common Shares, your ability to sell your Common Shares will be limited. The Company commenced a share repurchase program in which the Company intends to repurchase, in each quarter, at the discretion of the Board, up to 5% of the Common Shares outstanding (by number of Common Shares) as of the close of the previous calendar quarter. See “Share Repurchase Program” below.

Share Repurchase Program

We do not intend to list our Common Shares on a securities exchange and we do not expect there to be a public market for our Common Shares. As a result, if you purchase our Common Shares, your ability to sell your Common Shares will be limited.

We commenced a share repurchase program in which we intend to repurchase, in each quarter, up to 5% of our Common Shares outstanding (by number of Common Shares) as of the close of the previous calendar quarter. Our Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Upon a suspension of our share repurchase program, our Board will consider at least quarterly whether the continued suspension of our share repurchase program remains in our best interest and the best interest of our shareholders. However, our Board is not required to authorize the recommencement of our share repurchase program within any specified period of time. Our Board may also determine to terminate our share repurchase program if required by applicable law or in connection with a transaction in which our shareholders receive liquidity for their Common Shares, such as a sale or merger of the Company or listing of our Common Shares on a national securities exchange.

We expect to repurchase shares pursuant to tender offers each quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter. We intend to conduct the repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

You may tender all of the Common Shares that you own. There is no repurchase priority for a shareholder under the circumstances of death or disability of such shareholder.

In the event the amount of Common Shares tendered exceeds the repurchase offer amount, shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly tender offer, or upon the recommencement of the share repurchase program, as applicable. We will have no obligation to repurchase shares, including if the repurchase would violate the restrictions on distributions under federal law or Delaware law. The limitations and restrictions described above may prevent us from accommodating all repurchase requests made in any quarter. Our share repurchase program has many limitations, including the limitations described above, and should not in any way be viewed as the equivalent of a secondary market.

We will offer to repurchase shares on such terms as may be determined by our Board in its complete and absolute discretion unless, in the judgment of our Independent Trustees, such repurchases would not be in the best interests of our shareholders or would violate applicable law. There is no assurance that our Board will exercise its discretion to offer to repurchase shares or that there will be sufficient funds available to accommodate all of our shareholders’ requests for repurchase. As a result, we may repurchase less than the full amount of Common Shares that you request to have repurchased. If we do not repurchase the full amount of your Common Shares that you have requested to be repurchased, or we determine not to make repurchases of our Common Shares, you will likely not be able to dispose of your Common Shares, even if we under-perform. Any periodic repurchase offers will be subject in part to our available cash and compliance with the RIC qualification and diversification rules and the 1940 Act. Shareholders will not pay a fee to us in connection with our repurchase of Common Shares under the share repurchase program.

The Company will repurchase shares from shareholders pursuant to written tenders on terms and conditions that the Board determines to be fair to the Company and to all shareholders. When the Board determines that the Company will repurchase shares, notice will be provided to shareholders describing the terms of the offer, containing information shareholders should consider in deciding whether to participate in the repurchase opportunity and containing information on how to participate. Shareholders deciding whether to tender their shares during the period that a repurchase offer is open may obtain the Company’s most recent NAV per share on our website at: www.LABDC.com. However, our repurchase offers will generally use the NAV on or around the last business day of a calendar quarter, which will not be available until after the expiration of the applicable tender offer, so you will not know the exact price of Common Shares in the tender offer when you make your decision whether to tender your Common Shares.

Repurchases of Common Shares from shareholders by the Company will be paid in cash promptly after the expiration of any tender offer as required by federal securities laws governing tender offers. Repurchases will be effective after receipt and acceptance by the Company of eligible written tenders of Common Shares from shareholders by the applicable repurchase offer deadline. The Company does not impose any charges in connection with repurchases of Common Shares. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Most of our assets will consist of instruments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have sufficient liquid resources to make repurchase offers. In order to provide liquidity for share repurchases, we intend to generally maintain under normal circumstances an allocation to broadly syndicated loans and other liquid investments. We may fund repurchase requests from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources. Should making repurchase offers, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in originated loans or other illiquid investments rather than repurchasing our Common Shares is in the best interests of the Company as a whole, then we may choose to offer to repurchase fewer shares than described above, or none at all.

In the event that any shareholder fails to maintain the minimum balance of $2,500 of our Common Shares, we may, at the time of such failure or any time subsequent to such failure, repurchase all of the Common Shares held by that shareholder at the repurchase price in effect on the date we determine that the shareholder has failed to meet the minimum balance. Minimum account repurchases will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in our NAV.

Payment for repurchased shares may require us to liquidate portfolio holdings earlier than our Adviser would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase our investment-related expenses as a result of higher portfolio turnover rates. Our Adviser intends to take measures, subject to policies as may be established by our Board, to attempt to avoid or minimize potential losses and expenses resulting from the repurchase of Common Shares.

Investment Objectives and Strategy

Overview

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation, by primarily focusing on directly originated, senior secured loans to U.S. middle market companies. We define “middle-market companies” as companies that, in general, generate annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) in the range of $10 million to $100 million. Under normal circumstances, we will invest at least 80% of our total assets (which includes net assets plus borrowings for investment purposes) in private credit instruments, which may include loans, notes, bonds and other corporate debt securities issued by corporate issuers. We anticipate that the portfolio will be composed of primarily first lien, senior secured and unitranche loans (including first-out/last-out loans) and, to a lesser extent, second lien, unsecured or subordinated debt, as well as other debt and equity securities. We do not expect to invest in companies that are start-up in nature, companies that have speculative business plans, or companies that are distressed or in need of rescue financing. While we intend to focus our sourcing efforts on directly originated investments, we may purchase interests in loans or make other debt investments through secondary market transactions or directly from target companies as part of a larger syndicated group. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or other securities in companies whose debt or other securities are owned by Lord Abbett’s funds or affiliated funds.

The senior secured and unitranche loans in which we expect to invest will generally have floating interest rates based upon a variable base rate, such as the Secured Overnight Financing Rate (“SOFR”). Occasionally, we may be entitled to interest rate floors as well. The senior secured and unitranche loans will generally have stated terms of five (5) to eight (8) years, and any unsecured or subordinated debt investments that we make will generally have stated terms of up to ten years, but the expected average life of such loans and securities are expected to range between three (3) and seven (7) years. “Unitranche” loans are first lien loans that extend deeper in a borrower’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in such loans. In a number of instances, we may find another lender to provide the “first-out” portion of a unitranche loan while we retain the “last-out” portion of such loan, in which case, the “first-out” portion of the loan would generally receive priority with respect to the payment of principal, interest and any other amounts due thereunder as compared to the “last-out” portion that we would continue to hold. In exchange for taking greater risk of loss, the “last-out” portion generally earns a higher interest rate than the “first-out” portion of the loan. Loans and securities purchased in the secondary market will generally have shorter remaining terms to maturity than newly issued investments. Our debt investments are generally not rated by a nationally recognized statistical rating organization, but, when investments are rated, they generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Ratings Services), which are often referred to as “leveraged loans,” “high yield” or “junk” debt investments and may be considered “high risk” or speculative compared to debt investments that are rated investment grade. Such issuers are considered more likely than investment grade issuers to default on their payments of interest and principal, and such risk of default could reduce the Company’s NAV and income distributions to shareholders. They may also be illiquid and difficult to value. Our investments are subject to a number of risks. See “Item 1A. Risk Factors” below.

An originated loan is a loan where we, along with other funds and client accounts managed by the Adviser and/or its affiliates, lend directly to the borrower and hold the loan generally on our own or in a small group with other affiliated funds and accounts and/or third-party investors. This is distinct from a syndicated loan, which is generally originated by a bank and then syndicated, or sold, in several pieces to other investors. Originated loans are generally held until maturity or until they are refinanced by the borrower. Syndicated loans often have liquid markets and can be traded by investors.

We may invest in, or obtain exposure to, obligations that may be “covenant-lite,” which means such obligations lack certain financial maintenance covenants. While these loans may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made by the same borrower, as it does not require the borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis as is required under a covenant-heavy loan agreement. Should a loan we hold begin to deteriorate in quality, our ability to negotiate with the borrower may be delayed under a covenant-lite loan compared to a loan with full maintenance covenants. This may in turn delay our ability to seek to recover its investment.

To enhance our returns, we intend to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt securities, as market conditions permit and at our sole discretion. We have and expect to continue using leverage during our first year of operation. We currently have two credit facilities and may establish more credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. In no event will the leverage we employ exceed the limitations set forth in the Investment Company Act, under which we are permitted to issue multiple classes of indebtedness and one class of equity securities senior to the Common Shares as long as our asset coverage ratio, as defined in the Investment Company Act, would at least equal 150% immediately after each such issuance. These borrowings may be used for a variety of purposes, including to enhance returns, bridge fundings for investments in advance of drawdowns under any subscription lines of credit, provide the Company with sufficient liquidity in order to meet quarterly share repurchase targets, as part of our investment program, to meet other short-term liquidity needs, including to pay the investment advisory fees under the Advisory Agreement between us and the Adviser, to pay operating expenses, and to facilitate our hedging activities, if any. Sources of leverage for us may include the issuance of senior securities and other credit facilities (secured by our portfolio investments and/or pledges of investors’ undrawn commitments), financing of subsidiaries, unsecured debt, collateralized loan obligation (“CLO”) liabilities and any other form of permitted leverage. We may also use leverage in the form of preferred shares, but do not currently intend to issue preferred shares. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of such proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by the Company. See “Item 1A. Risk Factors” below for a further discussion of the risk inherent in employing leverage.

The use of borrowed funds to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds would be borne by the shareholders indirectly through their interests in the Company. See “Item 1A. Risk Factors” below for a discussion of the risk inherent in employing leverage.

We generally intended to distribute substantially all of our available earnings annually by paying distributions on a monthly basis during calendar year 2025, as determined by our Board in its discretion.

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

While the Company’s investment program is expected to focus primarily on debt investments, the Company may make investments that include equity or equity features, such as a direct investment in the equity or convertible securities of a portfolio company or warrants or options to buy a minority interest in a portfolio company. Any warrants that the Company may receive with debt securities will generally require only a nominal cost to exercise. Therefore, as a portfolio company appreciates in value, the Company may achieve additional investment returns from these equity investments. The Company may structure warrants to include provisions protecting the Company’s rights as a minority interest holder, as well as puts, or rights to sell such securities back to the portfolio company, upon the occurrence of specified events. In many cases, the Company may also obtain registration rights in connection with these equity investments, which may include demand and “piggyback” registration rights.

The particular strategies that the Adviser will utilize will depend on the specific opportunities that arise. While it is currently expected that the Company will target investments in or related to middle-market companies in the United States, the Adviser will have the flexibility to choose opportunities and strategies as events and market conditions dictate, and will not be bound by any concentration limits or diversification guidelines relating to asset type, investment or geographic sector or strategy, other than those required under the 1940 Act and Subchapter M of the Code.

The Company may enter into hedging transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, collars and floors to seek to hedge against fluctuations in the relative values of the Company’s portfolio positions from changes in currency exchange rates and market interest rates.

Because the Company is classified as a non-diversified fund, the Adviser may invest a significant percentage of the Company’s assets in a single issuer, subject to the diversification requirements under Subchapter M of the Code.

There can be no assurance that the Company’s investment objectives will be achieved or that the investment strategies employed by the Adviser will be successful.

Our investments are subject to a number of risks. See “Item 1. Business – Investment Objectives and Strategy” and “Item 1A. Risk Factors.”

Market Opportunity

We will primarily focus on providing directly originated senior secured loans to U.S. companies, with a particular emphasis on the U.S. middle-market. We believe that there are, and will continue to be, attractive investment opportunities in this asset class for the following reasons:

•	Favorable market dynamics have created robust demand for private debt capital. Increased regulation and capital requirements across the global financial system have reduced leveraged lending activity to middle-market companies from traditional financing sources such as regional and commercial banks, creating a void that is increasingly being filled by private debt capital. At the same time, large borrowers that have historically accessed debt capital in the public markets (defined as the broadly syndicated loan market and the high yield market) are increasingly turning to private debt capital versus public market alternatives, due to speed and certainty of execution, an ability to tailor loan structures to fit their specific needs and increased confidentiality. These positive long-term forces have resulted in the share of private capital as a percentage of the overall leveraged credit market increasing consistently over time.

•	Large and growing U.S. middle market provides a significant landscape of potential investment opportunities. U.S. middle-market companies represent a large and growing opportunity set and will likely require additional amounts of private debt financing for various purposes. The U.S. middle market is the third largest economy, as measured by gross domestic product.

•	Large amounts of private equity “dry powder” expected to drive continued demand for private credit. Private equity activity typically drives a significant portion of leveraged lending activity. Data from Preqin shows that global private equity managers currently have over $1.1 trillion of raised, but not yet invested, capital, representing a sizeable pool of support for both new and existing investments.

•	Attractive features of the private credit asset class. The Company’s investments will consist primarily of privately-originated senior secured loans with attractive risk-return features. First lien and unitranche loan have historically provided a 100 to 200 basis point yield premium to public debt while providing excellent downside protection by being both senior and secured in the capital structure. The loan’s seniority results in priority of payment over junior creditors and equity holders, while security in the issuer’s assets can help result in greater negotiating leverage with issuers and other creditors in the event of a default, both of which can help recoveries in the event of underperformance. Private loans are typically structured with more comprehensive covenant protections compared to the public market debt, which can help limit credit risk and allow lenders an earlier “seat at the table” to protect their investments.

The foregoing information is with respect to past performance of certain markets and indices, only, and does not reflect the actual or expected performance of the Company. There can be no guarantee that the Company will achieve results resembling these metrics or that market circumstances in the future will be comparable.

Competitive Advantages

We believe we will be able to execute on our investment objective due to our competitive strengths. These strengths include:

•	Lord Abbett’s multi-decade history, substantial scale and extensive experience in the leveraged credit markets. As a pioneer in leveraged credit since the 1970s, Lord Abbett has one of the deepest and most experienced credit research platforms in the industry. As part of Lord Abbett, the Adviser has access to this platform to help make more informed and efficient investment decisions. In total, Lord Abbett has 33 dedicated credit research analysts who average more than 20 years of industry experience as of December 31, 2025. The research team’s narrow industry focus promotes a deep research capability, timely identification of sector trends and opportunities, as well as proactive idea generation. As part of the due diligence and underwriting process for each potential investment, the Adviser intends to access and review relevant Lord Abbett industry research and engage directly with the industry analysts. These proprietary industry insights allow the Adviser to improve portfolio construction and help better assess potential downside risks, allowing it to gain conviction on investments and/or avoid investments that have subtle industry headwinds or competitive pressures that might otherwise appear attractive.

•	Dedicated team of seasoned private credit investors. The Adviser’s investment team is comprised of investment professionals with extensive experience in private credit (the “Investment Team”), with the portfolio managers averaging more than 20 years of experience and operating through multiple economic cycles. As part of the review process on each investment opportunity, the Adviser employs a disciplined and rigorous multi-stage investment process that includes intensive credit analysis focused on capital preservation as well as careful structuring and negotiating of transaction documentation to protect the Company’s investments. Post-closing, the Adviser remains actively involved in monitoring the Company’s investments in order to mitigate potential risks to the portfolio.

•	Well-positioned at the cross-section of the private and public credit markets. While the traditional middle-market will be a core focus for the Company given the attractive risk-return profile in this part of the market, the Adviser will also selectively invest in larger companies as they increasingly choosing private credit solutions over public market alternatives. Lord Abbett’s long history with borrowers and financial sponsors in this part of the market provides access to a broader landscape of potential private credit opportunities for both middle-market and larger companies, compared to many other direct lenders that solely focus on the middle market. By accessing the broadest pipeline of potential investment opportunities, the Adviser can maximize investment selectivity.

•	Strong alignment of interest with investors. The alignment of interests of our firm and key professionals with those of the investors in the Company is a core philosophy of our business. To create this alignment, Lord Abbett plans to invest over $800 million in the Company through several of its flagship funds. In addition, we expect that key members of the Investment Team as well as Lord Abbett partners will make investments in the Company in order to motivate the continued high-performance and retention of our team of professionals.

The Board

Overall responsibility for the Company’s oversight rests with the Board. We have entered into the Advisory Agreement with the Adviser, pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, the Company’s bylaws (“Bylaws”) and applicable provisions of state and other laws. The Adviser will keep the Board well informed as to the Adviser’s activities on our behalf and our investment operations and provide the Board with additional information as the Board may, from time to time, request. The Trustees are experienced executives who meet periodically throughout the year to oversee the Company’s activities, including, among other things, the oversight of our investment activities, the valuation of our assets, review of contractual arrangements with companies that provide services to the Company, oversight of our financing arrangements and corporate governance activities. The Board is currently composed of five members, three of whom are Trustees who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act.

Investment Philosophy

Our investment philosophy is to implement a highly selective review process that emphasizes capital preservation while generating strong risk-adjusted returns. We employ a patient, disciplined and rigorous investment process to evaluate all potential investment opportunities with a strength of conviction, which includes a multi-stage review process that focuses on intensive credit analysis, careful and selective structuring and negotiation of loan documentation (with a focus on investing senior in the capital structure and negotiating strong covenant protections) and active management of the portfolio with regular and ongoing performance reviews of portfolio companies along with frequent contact with management teams and equity owners.

Investment Selection/Criteria

Target companies for the Company typically have some (if not all) of the following characteristics:

•	Leading and defensible market positions with identifiable and sustainable competitive advantages, with strong competitive barriers to entry

•	Established products and services with high switching costs

•	Long-tenured and diversified customer and supplier base

•	Experienced management teams with strong track records

•	For private-equity backed transactions, high quality financial sponsors that have a history of creating value and have the capability to contribute additional capital if necessary

•	High free cash flow with an ability to generate sufficient cash flow and profitability to service debt obligations in a range of economic environments

•	Strong asset and enterprise values supportive of attractive loan to value profiles

These criteria provide general guidelines for the Adviser’s investment decisions. We will seek to construct a diversified portfolio of investments across a broad range of industries.

Investment Process Overview

Sourcing and Origination

In sourcing and originating investment opportunities for the Company, the Adviser maintains a broad network of relationships with private equity firms, financial intermediaries (e.g., middle-market and large investment banks, accounting firms, legal firms and other industry contacts) as well as other direct lending firms to collaborate with on “club” deals. In addition, we have access to investment opportunity idea generation through Lord Abbett’s credit research team, which consists of over 33 industry-focused research analysts that cover over 2,500 corporate issues. As the public and private credit markets continue to converge, we believe we will have one of the broadest origination networks across both the traditional middle market as well as larger borrowers looking to access private debt capital.

Initial Review

During the initial review process, the Investment Team first analyzes financial and qualitative information provided by the target company and its advisors. In the early stages of evaluation, our Adviser will assess the health of the industry of the target company, competitive dynamics, growth prospects and cash flow profile, as well as consider the experience and depth of the management team and financial sponsor (if applicable). The initial review also includes a high-level discussion of proposed economic and structuring terms ahead of a full due diligence review. A summary of this information is compiled into a short “screening memo” distributed to the Private Credit Investment Committee for discussion purposes. If there is consensus to proceed (required majority vote of the Private Credit Investment Committee), the Private Credit Investment Committee and Investment Team will typically agree upfront on key due diligence items that need to be evaluated prior to approval of an investment. This step is crucial in creating as objective of a review process as possible (following completion of due diligence) and reducing any potential bias by the Investment Team to support the transaction later in the process.

Detailed Due Diligence and Intensive Credit Analysis

Upon approval from the Private Credit Investment Committee to proceed, the Investment Team moves to the next phase of the process, which includes detailed due diligence and an intensive credit analysis of the borrower and generally includes the following:

•	Detailed review of the company, including relative positioning and profitability
•	Thorough review of the industry, including historical and projected growth rates, peak-to-trough variability through economic cycles, key industry trends impacting the industry structure and a detailed analysis of the competitive dynamics
•	Detailed review of the company’s historical, pro forma and projected financial information
•	Creation of various financial models (including a base case and downside case) to evaluate profitability and cash flow profiles under multiple economic and operating scenarios, with an emphasis on determining whether there is adequate liquidity to service debt obligations and handle unanticipated cash flow shortfalls in the business in downside scenarios
•	Participation in one or more management presentations, including management interviews and on-site visits to the company’s headquarters and/or facilities (if available)
•	Extensive review and examination of material contracts and other customer and supplier information, which sometimes includes calls with key customers and suppliers
•	Identification of key potential risk factors and potential mitigants
•	Analysis of third-party “quality-of-earnings” reports (commissioned by the Investment Team if needed)
•	Review of third-party market studies and/or consulting reports (commissioned by the Investment Team if needed)
•	Analysis of collateral protection as a substantial majority of the portfolio is expected to be secured by some or all of the borrower’s assets
•	Review of the borrower’s enterprise value using M&A and publicly-traded comparable analysis in order to assess the equity cushion supporting the loan

•	Consideration of risks and opportunities presented by sustainability factors (including those related to environmental, social and governance) where such factors are deemed relevant or material, among other fundamental research inputs, to our financial analysis of a particular investment opportunity
•	Review of regulatory, tax and legal matters

Throughout the due diligence process, the Investment Team may supplement, as appropriate, its analysis by leveraging credit insights of the broader Lord Abbett platform. This level of deep informational access is typically not available to other direct lenders who are not part of a larger platform with strong investment and non-investment-grade investment capabilities and insights like Lord Abbett.

Once the Investment Team has completed its due diligence process, it prepares a Private Credit Investment Committee memo summarizing its findings. To move forward with a transaction, members of the Private Credit Investment Committee must formally approve the transaction on a majority basis and the portfolio managers (a subset of the Private Credit Investment Committee) must formally approve the transaction on a unanimous basis.

Structuring and Execution with a Focus on Downside Protection

Once the investment opportunity is approved by the Private Credit Investment Committee, the Investment Team negotiates loan documentation with the borrower and its advisors, which typically consists of a credit agreement, security (collateral) documents, intercreditor agreements (if applicable) and other related agreements. The focus of this part of the process is to negotiate strong investor protections, including tight incurrence-based and financial maintenance covenants. Incurrence-based covenants will, among other things, restrict borrowers from incurring additional debt, paying dividends and/or repurchasing equity or making investments (subject to certain exceptions or “baskets”). Financial maintenance covenants measure the borrower’s financial performance and allow lenders to gain a “seat at the table” to protect its investment if the borrower underperforms relative to expectations. Financial maintenance covenants may include maximum leverage, minimum EBITDA, and/or minimum fixed charge coverage tests.

Outside legal counsel is engaged to assist in drafting commitment letters and loan documents and help in negotiating loan documentation. While the Investment Teams generally have discretion to negotiate these agreements, it is expected that any unusual terms will be discussed and approved by the Private Credit Investment Committee.

Portfolio Management

Our Adviser has a disciplined portfolio monitoring process which involves regular and ongoing review and analysis of each portfolio investment by its investment professionals, with oversight from the Private Credit Investment Committee. Investment professionals who worked on a particular transaction are responsible for monitoring and reporting on their respective portfolio companies. We maintain this approach because we believe that the original underwriting team has the best understanding of the portfolio company and any challenges being faced, and will be best positioned should a plan of action be required to protect the investment if the portfolio company is underperforming.

The primary objective for post-closing monitoring of the investment is to stay in front of potential credit issues and mitigate potential downside risks through an early-warning system designed to identify issues and influence management teams and equity owners to proactively address potential issues in the business. This early-warning system includes maintaining an active dialogue with multiple touch points into a company, including the CEO, CFO and other important members of the management team, along with financial sponsors and equity owners. As part of the loan documentation, the Investment Team seeks to obtain strong information rights, including: (i) detailed monthly financial reporting packages (at least quarterly at a minimum), (ii) annual detailed budgets broken down monthly and/or quarterly, and (iii) regular in-person or telephonic meetings with management to discuss performance and outlook.

As part of this portfolio management process, the Investment Teams prepare informal monthly performance updates and formal quarterly portfolio reports for all portfolio investments. Monthly portfolio updates include, at a minimum, (i) a financial summary outlining actual and year-to-date financial results compared to budget and prior year, along with a discussion of various factors leading to the variances, (ii) key credit and liquidity metrics, and (iii) detailed capital structure analysis. Quarterly portfolio reports include an additional two to three pages with more qualitative and quantitative detail, including a comparable analysis of loan and enterprise value multiples.

In addition to the underlying loans in the strategy, the portfolio managers also monitor the Company to ensure it aligns with the strategy outlined in this report. This process includes, but is not limited to, the consistent monitoring of the portfolio for business and industry concentrations, potential idiosyncratic risks, desired target size and characteristics of companies/borrowers, optimization of portfolio leverage, and timely deployment of cash.

Co-Investment Relief

The Adviser has received an exemptive order from the SEC (the “Co-Investment Exemptive Order”) that permits the Adviser, among other things, to co-invest our assets with the assets of certain other persons in negotiated transactions, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Company’s Board may establish board-established criteria (“Board-Established Criteria”) clearly defining co-investment opportunities in which the Company will have the opportunity to participate with other public or private affiliated funds that target similar assets. If an investment falls within the Board-Established Criteria, the Adviser must offer an opportunity for the Company to participate. We may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The co-investment would generally be allocated to us and the other affiliated funds that target similar assets in accordance with allocation policies and procedures described above. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.

Competition

The business of investing in debt investments is highly competitive and involves a high degree of uncertainty. Market competition for investment opportunities includes traditional lending institutions, including commercial and investment banks, as well as a growing number of non-traditional participants, such as private credit funds, hedge funds, private equity funds, mezzanine funds, and other private investors, as well as BDCs, and debt-focused competitors, such as issuers of CLOs and other structured loan funds. In addition, given the Company’s target investment size and investment type, the Adviser expects a large number of competitors for investment opportunities. Some of these competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than the Company, and thus these competitors may have advantages not shared by the Company. In addition, competitors may have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to the Company. Furthermore, competitors may offer loan terms that are more favorable to borrowers, such as less onerous borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Strong competition for investments could result in fewer investment opportunities for the Company, as certain of these competitors have established or are establishing investment vehicles that target the same or similar investments in which the Company intends to invest.

Over the past several years, many investment funds have been formed with investment objectives similar to those of the Company, and many such existing funds have grown in size and have added larger successor funds to their platform. These and other investors may make competing offers for investment opportunities identified by the Adviser which may affect the Company’s ability to participate in attractive investment opportunities and/or cause the Company to incur additional risks when competing for investment opportunities. Moreover, identifying attractive investment opportunities is difficult and involves a high degree of uncertainty. The Adviser may identify an investment that presents an attractive investment opportunity but may not be able to complete such investment in a manner that meets the objectives of the Company. The Company may incur significant expenses in connection with the identification of investment opportunities and investigating other potential investments that are ultimately not consummated, including expenses related to due diligence, legal, accounting and other professional services as well as the fees of other third-party service providers.

Management Agreements

Advisory Agreement

The Adviser is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our Board and in accordance with the 1940 Act, the Adviser manages our day-to-day investment operations and provides investment advisory services to us.

The Adviser will provide management services to us pursuant to the Advisory Agreement. Under the terms of the Advisory Agreement, the Adviser is responsible for the following:

•	determining the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes in accordance with our investment objective, policies and restrictions;

•	identifying investment opportunities and making investment decisions for us, including negotiating the terms of investments in, and dispositions of, portfolio securities and other instruments on our behalf;

•	monitoring our investments;

•	performing due diligence on prospective portfolio companies;

•	exercising voting rights in respect of portfolio securities and other investments for us;

•	serving on, and exercising observer rights for, boards of directors and similar committees of our portfolio companies;

•	negotiating, obtaining and managing financing facilities and other forms of leverage; and

•	providing us with such other investment advisory and related services as we may, from time to time, reasonably require for the investment of capital.

The Adviser’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired.

Compensation of Adviser

We will pay the Adviser a fee for its services under the Advisory Agreement consisting of two components: a base management fee (“Base Management Fee”) and an incentive fee (“Incentive Fee”). The cost of both the Base Management Fee and the Incentive Fee will ultimately be borne by the shareholders.

Management Fee

The Base Management Fee is payable monthly in arrears at an annual rate of 1.00% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month, adjusted for any Share issuances or repurchases during the applicable month. For purposes of the Advisory Agreement, net assets mean the Company’s total assets less liabilities determined on a consolidated basis in accordance with accounting principles generally accepted in the United States (“GAAP”).

Incentive Fee

The Incentive Fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee Based on Income

The portion based on our income is based on Pre-Incentive Fee Net Investment Income Returns attributable to our Common Shares. “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Advisory Agreement and an Administration Agreement with our Administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred stock, but excluding the Incentive Fee and shareholder servicing and/or distribution fees, if any). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

We will pay the Adviser an Incentive Fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•	No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.50% per quarter (6.00% annualized);

•	100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.71% (6.84% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.71%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.71% in any calendar quarter; and

•	12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.71% (6.84% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

Pre-Incentive Fee Net Investment Income
(expressed as a percentage of the value of net assets per quarter)

0%	1.50%	1.71%
←0%→	←100%→	←12.5%→

Percentage of Pre-Incentive Fee Net Investment Income Allocated to Quarterly Incentive Fee

These calculations are pro-rated for any period of less than three (3) months and adjusted for any share issuances or repurchases during the relevant quarter. You should be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to the Adviser with respect to Pre-Incentive Fee Net Investment Income Returns. Because of the structure of the incentive fee, it is possible that we may pay an Incentive Fee in a calendar quarter in which we incur an overall loss taking into account capital account losses. For example, if we receive Pre-Incentive Fee Net Investment Income Returns in excess of the quarterly hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses.

Incentive Fee Based on Capital Gains

The second component of the Incentive Fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals:

•	12.5% of cumulative realized capital gains from the BDC Election Date through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fee on capital gains as calculated in accordance with GAAP.

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

Board Approval of the Advisory Agreement

The Board, including a majority of our trustees who are not parties to the Advisory Agreement or “interested persons” (as defined in the 1940 Act) of any such party, approved the Advisory Agreement at a meeting held on December 16, 2024. In preparing for approval of the Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to the Company by the Adviser;

•	the investment performance of the Company and the Adviser;

•	information about the services to be performed and the personnel who would be performing such services under the Advisory Agreement;

•	our projected operating expenses and expense ratio compared to BDCs with similar investment objectives, strategies, risks, restrictions and types of securities purchased;

•	the proposed investment advisory fee rates to be paid by the Company to the Adviser;

•	the fee structures of comparable externally managed BDCs that engage in similar investing activities;

•	any existing and potential sources of indirect income to the Adviser from its relationships with us and the profitability of those relationships;

•	economies of scale realized by the Adviser (or that possibly might be realized by the Adviser in the future) in connection with the Adviser’s provision of services to us; and

•	the organizational capability and financial condition of the Adviser and its affiliates.

Based on the information reviewed and considered, the Board concluded that the investment advisory fee rates are reasonable in relation to the services to be provided and approved the Advisory Agreement as being in the best interests of our shareholders.

Administration Agreement

Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services necessary for the fund operations, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of our Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party. The Administrator has hired the Sub-Administrator to assist in the provision of administrative services. The Sub-Administrator receives compensation for its sub-administrative services under the Sub-Administration Agreement.

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

Certain Terms of the Advisory Agreement and Administration Agreement

Each of the Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated as described below, each of the Advisory Agreement and the Administration Agreement will remain in effect for a period of two (2) years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees. We may terminate the Advisory Agreement upon 60 days’ written notice, and the Administration Agreement upon 120 days’ written notice, without payment of any penalty. The decision to terminate either agreement may be made by a majority of the Board, and the decision to terminate the Advisory Agreement may also be made by the shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Advisory Agreement upon 120 days’ written notice and the Administrator may terminate the Administration Agreement upon 120 days’ written notice. The Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment.

Each of the Adviser and the Administrator shall not be liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by the Company in connection with the matters to which the Advisory Agreement and Administration Agreement, respectively, relate, provided that each of the Adviser and the Administrator shall not be protected against any liability to the Company or its shareholders to which it would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations (“disabling conduct”). Each of the Advisory Agreement and the Administration Agreement provide that, absent disabling conduct, the Adviser and the Administrator, as applicable, and their officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with either of them (collectively, the “Indemnified Parties”) will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Advisory Agreement and the Administrator’s services under the Administration Agreement or otherwise as adviser or administrator for us. Each of the Adviser and the Administrator shall not be liable under their respective agreements with us or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent; provided, that such broker or other agent shall have been selected, engaged or retained and monitored by the Adviser or the Administrator in good faith, unless such action or inaction was made by reason of disabling conduct, or in the case of a criminal action or proceeding, where the Adviser or the Administrator had reasonable cause to believe its conduct was unlawful. In addition, we will not provide for indemnification of an Indemnified Party for any liability or loss suffered by such Indemnified Party, nor will we provide that an Indemnified Party be held harmless for any loss or liability suffered by us, unless: (1) we have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interest; (2) the Indemnified Party was acting on our behalf or performing services for us; (3) such liability or loss was not the result of negligence or misconduct, in the case that the Indemnified Party is the Adviser, the Administrator, an affiliate of the Adviser or Administrator, or one of our officers; and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our shareholders.

Payment of Our Expenses Under the Advisory and Administration Agreements

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We will bear the following costs and expenses of our operations, administration and transactions:

1.	investment advisory fees, including the Base Management Fee and Incentive Fee, to the Adviser, pursuant to the Advisory Agreement;

2.	Administration fee (“Administration Fee”) to the Administrator, pursuant to the Administration Agreement; and

3.	Sub-administration fee to the Sub-Administrator, pursuant to the Sub-Administration Agreement;

4.	other expenses of the Company’s operations and transactions listed in “Expenses” below.

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

The Company will bear the following costs and expenses of the Company’s operations, administration, and transactions:

i.	investment advisory fees, including the Base Management Fee and Incentive Fee, to the Adviser, pursuant to the Advisory Agreement;

ii.	Administration Fee to the Administrator, pursuant to the Administration Agreement;

iii.	Sub-administration fee to the Sub-Administrator, pursuant to the Sub-Administration Agreement;

iv.	organization and offering expenses associated with the private offering (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including reasonable bona fide due diligence expenses of participating intermediaries supported by detailed and itemized invoices, fees and expenses of the Company’s transfer agent);

v.	all taxes, fees, costs, and expenses, retainers and/or other payments of accountants, legal counsel, advisers (including tax advisers), administrators, auditors (including with respect to any additional auditing required under The Directive 2011/61/EU of the European Parliament and of the Council of 8 June 2011 on Alternative Investment Fund Managers and any applicable legislation implemented by an EEA Member state in connection with such Directive), investment bankers, administrative agents, paying agents, depositaries, custodians, trustees, sub-custodians, consultants (including individuals consulted through expert network consulting firms), engineers, senior advisers, industry experts, operating partners, deal sourcers (including personnel dedicated to but not employed by the Administrator, or its affiliates), and other professionals (except to the extent such taxes, fees, costs, and expenses are borne by the Administrator or its affiliates under the Administration Agreement or borne by the Adviser or its affiliates under the Advisory Agreement);

vi.	the cost of effecting any sales and repurchases of the Common Shares of the Company and other securities;

vii.	fees and expenses payable under any placement agent and selected intermediary agreements, if any;

viii.	interest and fees and expenses arising out of all borrowings, guarantees and other financings or derivative transactions (including interest, fees and related legal expenses) made or entered into by the Company, including, but not limited to, the arranging thereof and related legal expenses;

ix.	fees and expenses of any third-party valuation services;

x.	all fees, costs and expenses of any loan servicers and other service providers and of any custodians, lenders, investment banks and other financing sources;

xi.	costs incurred in connection with the formation or maintenance of entities or vehicles to hold the Company’s assets for tax or other purposes;

xii.	costs of derivatives and hedging;

xiii.	all fees, costs and expenses, if any, incurred by or on behalf of the Company in developing, negotiating and structuring prospective or potential investments that are not ultimately made, including, without limitation any broken deal expenses, legal, research, tax, administrative, accounting, travel, meals, accommodations and entertainment, advisory, consulting and printing expenses or other expenses associated with advisers in connection with conducting due diligence or otherwise pursuing a particular non-consummated transaction, reverse termination fees and any liquidated damages, commitment fees that become payable in connection with any proposed investment that is not ultimately made, forfeited deposits or similar payments;

xiv.	the allocated costs incurred by the Adviser and the Administrator in providing (or arranging for the provision of) managerial assistance to those portfolio companies that request it;

xv.	all brokerage costs, hedging costs, prime brokerage fees, custodial expenses, agent bank and other bank service fees; private placement fees, commissions, appraisal fees, commitment fees and underwriting costs; costs and expenses of any lenders, investment banks and other financing sources, and other investment costs, fees and expenses actually incurred in connection with evaluating, making, holding, settling, clearing, monitoring or disposing of actual investments (including, without limitation, travel, meals, accommodations and entertainment expenses and any expenses related to attending trade association and/or industry meetings, conferences or similar meetings, any costs or expenses relating to currency conversion in the case of investments denominated in a currency other than U.S. dollars) and expenses arising out of trade settlements (including any delayed compensation expenses);

xvi.	investment costs, including all fees, costs and expenses incurred in sourcing, evaluating, developing, negotiating, structuring, trading (including trading errors), settling, monitoring and holding prospective or actual investments or investment strategies including, without limitation, any financing, legal, filing, auditing, tax, accounting, compliance, loan administration, travel, meals, accommodations and entertainment, advisory, consulting, engineering, data-related and other professional fees, costs and expenses in connection therewith (to the extent the Adviser is not reimbursed by a prospective or actual issuer of the applicable investment or other third parties or capitalized as part of the acquisition price of the transaction), or any fees, costs and expenses related to the organization or maintenance of any vehicle through which the Company directly or indirectly participates in the acquisition, holding and/or disposition of investments or which otherwise facilitate the Company’s investment activities;

xvii.	transfer agent, dividend agent and custodial fees;

xviii.	federal and state registration fees, franchise fees, any stock exchange listing fees and fees payable to rating agencies;

xix.	fees and expenses including reasonable travel, entertainment, lodging and meal expenses of, and any legal counsel or other advisers retained by, or at the discretion or for the benefit of, the Independent Trustees;

xx.	costs of preparing financial statements, costs of Sarbanes-Oxley Act compliance and attestation and costs of preparing and filing reports or other documents with the SEC, Financial Industry Regulatory Authority, Commodity Futures Trading Commission (the “CFTC”) and other regulatory bodies and other reporting and compliance costs, including registration and exchange listing and the costs associated with reporting and compliance obligations under the 1940 Act and any other applicable federal and state securities laws, and the compensation of professionals responsible for the foregoing (except to the extent such costs and expenses are borne by the Administrator or its affiliates under the Administration Agreement or borne by the Adviser or its affiliates under the Advisory Agreement);

xxi.	all fees, costs and expenses associated with the preparation and issuance of the Company’s periodic reports and related statements (e.g., financial statements and tax returns) and other internal and third-party printing (including a flat service fee), publishing (including time spent performing such printing and publishing services) and reporting-related expenses (including other notices and communications) in respect of the Company and its activities (including internal expenses, charges and/or related costs incurred, charged or specifically attributed or allocated by the Company or the Adviser or its affiliates in connection with such provision of services thereby) (except to the extent such costs and expenses are borne by the Administrator or its affiliates under the Administration Agreement or borne by the Adviser or its affiliates under the Advisory Agreement);

xxii.	the costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs) and the costs of any shareholder or Trustee meetings;

xxiii.	proxy voting expenses;

xxiv.	costs of registration rights granted to certain investors;

xxv.	any taxes and/or tax-related interest, fees or other governmental charges (including any penalties incurred where the Adviser lacks sufficient information from third parties to file a timely and complete tax return) levied against the Company and all expenses incurred in connection with any tax audit, investigation, litigation, settlement or review of the Company and the amount of any judgments, fines, remediation or settlements paid in connection therewith;

xxvi.	all fees, costs and expenses of any litigation, arbitration or audit involving the Company any vehicle or its portfolio companies and the amount of any judgments, assessments fines, remediations or settlements paid in connection therewith, Trustees and officers, liability or other insurance (including costs of title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to the affairs of the Company;

xxvii.	fidelity bond, trustees and officers errors and omissions liability insurance and other insurance premiums;

xxviii.	all fees, costs and expenses of winding up and liquidating the Company’s assets; and

xxix.	extraordinary expenses (such as litigation or indemnification).

The Adviser and/or its affiliates advanced all of our initial organization and offering expenses. Pursuant to the Expense Support and Conditional Reimbursement Agreement we have entered into with the Adviser (the “Expense Support Agreement”), the Adviser is obligated to advance all of our Other Operating Expenses (as defined below) (including organizational and offering expenses) to the effect that such expenses do not exceed 0.70% (on an annualized basis) of the Company’s NAV (the “Expense Cap”). We will be obligated to reimburse the Adviser for such advanced expenses only if certain conditions are met. See “— Expense Support and Conditional Reimbursement Agreement” below. Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.

From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services. We will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser and the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders, subject to the cap on organization and offering expenses described above.

Prior Expense Support and Conditional Reimbursement Agreement

The Company had previously entered into an expense support agreement (the “Prior Expense Support Agreement”) with Lord Abbett pursuant to which Lord Abbett was able to elect to pay certain expenses of the Company on the Company’s behalf, provided that no portion of the payment would be used to pay shareholders servicing and/or distribution fees of the Company. The Prior Expense Support Agreement has since been terminated, however the Company is obligated to reimburse any outstanding expense payments that Lord Abbett committed to pay under the Prior Expense Support Agreement.

Expense Support and Conditional Reimbursement Agreement

Pursuant to the Expense Support Agreement we have entered into with the Adviser, the Adviser is obligated to advance all of our Other Operating Expenses (each, a “Required Expense Payment”) to the effect that such expenses do not exceed 0.70% (on an annualized basis) of the Company’s NAV. Any Required Expense Payment must be paid by the Adviser to us in any combination of cash or other immediately available funds and/or offset against amounts due from us to the Adviser or its affiliates. “Other Operating Expenses” means the Company’s organizational and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, excluding the Company’s base management and incentive fees owed to the Adviser, financing fees and costs (other than upfront fees on the Company’s initial credit facility), brokerage commissions, placement agent fees, costs and expenses of distributing and placing the Common Shares, extraordinary expenses and any interest expenses owed by the Company, all as determined in accordance with GAAP.

The Adviser may elect to pay, at such times as the Adviser determines, certain expenses on our behalf (each, a “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”), provided that no portion of the payment will be used to pay shareholder servicing and/or distribution fees, if any, of the Company. Any Voluntary Expense Payment that the Adviser has committed to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.

Following any month in which Other Operating Expenses are below the Expense Cap on an annualized basis, the Adviser may be reimbursed (a, “Required Reimbursement Payment”) for any Required Expense Payment to the extent that (i) the Other Operating Expenses, inclusive of such Required Reimbursement Payment remain at or below the Expense Cap and (ii) the applicable Required Expense Payment was made no more than three (3) years prior to the Required Reimbursement Payment.

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

No Voluntary Reimbursement Payment for any calendar month shall be made if: (1) the Effective Rate of Distributions Per Share declared by the Company at the time of such Voluntary Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Voluntary Reimbursement Payment relates, (2) the Company’s Operating Expense Ratio at the time of such Voluntary Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Voluntary Reimbursement Payment relates, or (3) the Company’s Other Operating Expenses at the time of such Voluntary Reimbursement Payment exceeds 0.70% of the Company’s NAV. “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365-day year) of regular cash distributions per share exclusive of returns of capital and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, if any, and interest expense, by the Company’s net assets. “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

The Expense Support Agreement is effective until April 1, 2026 and shall renew automatically for successive one-year terms thereafter unless either the Company or the Adviser determines to terminate it and so notifies the other party. Either the Company or the Adviser may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by the Company to the Adviser will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.

Determination of Net Asset Value

We expect to determine our NAV for our Common Shares each month as of the last day of each calendar month. The NAV per share of our Common Shares is determined by dividing the value of total assets minus liabilities by the total number of Common Shares outstanding at the date as of which the determination is made.

The Company values its investments, upon which its NAV is based, in accordance with FASB ASC 820, Fair Value Measurement (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also provides a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value and prescribes disclosure requirements for fair value measurements.

Pursuant to Rule 2a-5, the Board has designated the Adviser as the valuation designee responsible for valuing all of the Company’s investments, including making fair valuation determinations as needed. The Adviser has established a fair value committee (the “Fair Value Committee”) to carry out the day-to-day fair valuation responsibilities and has adopted policies and procedures to govern activities of the Fair Value Committee and the performance of functions required to determine the fair value of a fund’s investments in good faith. These functions include periodically assessing and managing material risks associated with fair value determinations, selecting, applying, reviewing, and testing fair value methodologies, monitoring for circumstances that may necessitate the use of fair value, and overseeing and evaluating pricing services used.

In accordance with the Adviser’s policies and procedures, which have been approved by the Board, investments, including debt securities, that are publicly traded but for which no readily available market quotations exist are generally valued on the basis of information furnished by an independent third-party pricing service that uses a valuation matrix which incorporates both dealer-supplied valuations and electronic data processing techniques. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations or prices received from third-party pricing services are not reflective of the fair value of an investment. Investments that are not publicly traded or whose current market prices or quotations are not readily available, as will be the case for a substantial portion of the Company’s investments, are valued at fair value as determined by the Adviser in good faith pursuant to the Adviser’s Board-approved policies and procedures. Factors used in determining fair value vary by investment type and may include market or investment specific events, transaction data, estimated cash flows, and market observations of comparable investments. In determining fair value of the Company’s loan investments, the types of factors that the Fair Value Committee may take into account generally include comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of the portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business and other relevant factors.

The Company has engaged an independent valuation firm to prepare month-end valuation recommendations for which market quotations are not readily available as of the last calendar day of each month. The independent valuation firm undertakes a full analysis of the investments and provides estimated fair values for such investments to the Adviser. The independent valuation firm also provides analyses to support their valuation methodology and calculations. The Adviser’s Fair Value Committee reviews and approves each valuation recommendation and confirms it has been calculated in accordance with the Board-approved policies and procedures. The Fair Value Committee manages the Company’s fair valuation practices and maintains the fair valuation policies and procedures. The Adviser reports to the Board information regarding the fair valuation process and related material matters. The Board may determine to modify its designation of the Adviser as valuation designee, relating to any or all Company investments, at any time.

Valuation techniques used to value the Company’s investments by major category are as follows:

•	Equity securities and other investments, including restricted securities, for which market quotations are readily available, are valued at the last reported sale price or official closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) as reported by a third-party pricing service on the primary market or exchange on which they are traded. In the event there were no sales during the day or closing prices are not available, securities are valued at the last quoted bid price or may be valued using the last available price. For foreign equity securities, when market or security specific events arise, comparisons to the valuation of American Depositary Receipts (ADRs), futures contracts, Exchange-Traded Funds (ETFs) and certain indexes as well as quoted prices for similar securities may be used. For equity securities, including restricted securities, where observable inputs are limited, assumptions about market activity and risk are used.

•	Debt securities that are publicly traded, including restricted securities, are valued based on evaluated prices received from third party pricing services or from brokers who make markets in such securities. Preferred securities are valued by pricing services who utilize matrix pricing which considers yield or price of bonds of comparable quality, coupon, maturity and type or by broker-supplied prices. When independent prices are unavailable or unreliable, debt securities may be valued utilizing pricing methodologies which consider similar factors that would be used by third party pricing services.

•	Investments in open-end investment companies are valued at their closing NAV.

•	Investments, including private placements, for which observable inputs are not available are generally valued using one or more valuation methods including the market approach and the income approach. The market approach considers factors including the price of recent investments in the same or a similar security or financial metrics of comparable securities. The income approach considers factors including expected future cash flows, security specific risks and corresponding discount rates.

Non-Exchange Traded, Perpetual-Life BDC

The Company is non-exchange traded, meaning its shares are not listed for trading on a stock exchange or other securities market and a perpetual-life BDC, meaning it is an investment vehicle of indefinite duration, whose Common Shares are intended to be sold across multiple closings on an ongoing basis. In our perpetual-life structure, we may, at our discretion, offer investors an opportunity to repurchase their shares on a quarterly basis, but we are not obligated to offer to repurchase any in any particular quarter. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Company being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a Liquidity Event (as defined below) at any time in the future, we currently do not intend to undertake a Liquidity Event, and we are not obligated by our Declaration of Trust (“Declaration of Trust”) or otherwise to effect a Liquidity Event at any time.

The Board may, in its sole discretion, determine to cause the Company to conduct a “Liquidity Event,” which may include, among other things, (1) an initial public offering or listing of the Common Shares on a national securities exchange or (2) a Sale Transaction. A “Sale Transaction” means (a) the sale of all or substantially all of the Company’s assets to, or other liquidity event with, another entity or (b) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of stock in each case for consideration of either cash and/or publicly listed securities of the acquirer. A Sale Transaction also may include a sale, merger or other transaction with one or more affiliated investment companies managed by the Adviser or an affiliate thereof. The Company does not anticipate seeking shareholder approval to engage in a Liquidity Event, unless shareholder consent is required by applicable law. The decision to cause the Company to conduct a Liquidity Event will take into consideration factors such as prevailing market conditions at the time and the Company’s portfolio composition. The ability of the Company to commence and consummate a Liquidity Event is not assured, and will depend on a variety of factors, including the size and composition of the Company’s portfolio and prevailing market conditions at the time.

The Company does not intend to list its Common Shares on a securities exchange and it does not expect there to be a public market for its Common Shares. As a result, if you purchase the Common Shares, your ability to sell your Common Shares will be limited. The Company commenced a share repurchase program in which the Company intends to repurchase, in each quarter, at the discretion of the Board, up to 5% of the Common Shares outstanding (by number of Common Shares) as of the close of the previous calendar quarter. See “Item 1. Business – Share Repurchase Program.”

Emerging Growth Company

We are an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to:

•	have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	submit certain executive compensation matters to shareholder advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”); or

•	disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies.

We will remain an emerging growth company for up to five (5) years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1,235,000,000 or more; (2) the date on which we have, during the previous three-year period, issued more than $1,000,000,000 in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act.

We do not believe that being an emerging growth company will have a significant impact on our business or the offering. We have elected to opt in to the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Common Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. In addition, so long as we are externally managed by the Adviser and we do not directly compensate our executive officers, or reimburse the Adviser or its affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Adviser, we do not expect to include disclosures relating to executive compensation in our periodic reports or proxy statements and, as a result, do not expect to be required to seek shareholder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement. Each of our executive officers is employed by the Adviser or its affiliates. Our day-to-day investment operations will be managed by the Adviser. The services necessary for the sourcing and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates. The portfolio management team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments.

Regulation as a BDC

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than Qualifying Assets, unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the Company’s total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:

1.	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An “Eligible Portfolio Company” is defined in the 1940 Act as any issuer which:
a.	is organized under the laws of, and has its principal place of business in, the United States;
b.	is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.	satisfies any of the following:
i.	does not have any class of securities that is traded on a national securities exchange;
ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250,000,000;
iii.	is controlled by a BDC or a group of companies, including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or
iv.	is a small and solvent company having total assets of not more than $4,000,000 and capital and surplus of not less than $2,000,000.

2.	Securities of any Eligible Portfolio Company controlled by the Company.

3.	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

4.	Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the Eligible Portfolio Company.

5.	Securities received in exchange for or distributed on or with respect to securities described in 1 through 4 above, or pursuant to the exercise of warrants or rights relating to such securities.

6.	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must be operated for the purpose of making investments in the types of securities described in 1, 2 or 3 above.

Significant Managerial Assistance. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group makes available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its trustees, officers, service providers (e.g., the Adviser) or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Temporary Investments. Pending investment in other types of Qualifying Assets (including directly originated loans and broadly syndicated loans, as described above), our investments can consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be Qualifying Assets.

Warrants. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares that it may have outstanding at any time. In particular, the amount of Common Shares that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase shares cannot exceed 25% of the BDC’s total outstanding Common Shares.

Leverage and Senior Securities; Coverage Ratio. We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On September 30, 2024, our shareholders approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

We intend to establish one or more credit facilities and/or subscription facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to be determined spreads over SOFR (or other applicable reference rate). We cannot assure shareholders that we will be able to enter into a credit facility. Shareholders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with affirmative or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

We may enter into total return swaps (“TRS”) that would expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage. A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security or loan, basket of securities or loans, or securities or loan indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS is typically used to obtain exposure to a security, loan or market without owning or taking physical custody of such security or loan or investing directly in such market. A TRS may effectively add leverage to our portfolio because, in addition to our total net assets, we would be subject to investment exposure on the amount of securities or loans subject to the TRS. A TRS is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In addition, because a TRS is a form of synthetic leverage, such arrangements are subject to risks similar to those associated with the use of leverage.

We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle. See “Item 1A. Risk Factors – Forming CLOs Risk.” We may also from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions.

Code of Ethics. We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. This code of ethics is available on the EDGAR database on the SEC’s website at http://www.sec.gov. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our Trustees who are not interested persons and, in some cases, the prior approval of the SEC. The Adviser has received an exemptive order from the SEC that permits the Adviser, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions.

Other. We will be periodically examined by the SEC for compliance with the 1940 Act and be subject to the periodic reporting and related requirements of the Exchange Act.

We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we will be prohibited from protecting any Trustee or officer against any liability to our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are also required to designate a Chief Compliance Officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

We are not permitted to change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding Common Shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding Common Shares of such company.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement and amendments to those reports will be available to the public, free of charge, on the SEC’s public EDGAR website shortly after we file any such document electronically with, or furnish it to, the SEC.

Exclusion from Commodity Pool Operator Definition

The Adviser has filed notice with the National Futures Association (“NFA”) to claim an exclusion from the definition of commodity pool operator (“CPO”) of the Company, provided that the Company (i) continues to be regulated by the SEC as a BDC, (ii) allocates no more than specified amounts of its assets to futures contracts, certain swap contracts and certain other derivative instruments that are within the jurisdiction of the Commodity Exchange Act (collectively, “CEA-regulated products”), and (iii) is not marketed to the public as a commodity pool or as a vehicle for trading in CEA-regulated products. If the Company is unable to satisfy the conditions of the exclusion, the Adviser may become subject to the CFTC’s CPO registration requirements, and the disclosure and operations of the Company would need to comply with all applicable regulations governing commodity pools and CPOs.

If the Adviser were required to register as a CPO, it would also be required to become a member of the NFA and be subject to the NFA’s rules and bylaws. Compliance with these additional registration and regulatory requirements may increase the Adviser’s operating expenses, which, in turn, could result in the Company’s investors being charged additional fees.

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and the purchase, ownership and disposition of our shares. This discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative ruling authorities, all of which are subject to change, or differing interpretations (possibly with retroactive effect). This discussion does not purport to be complete or to deal with all aspects of U.S. federal income taxation that may be relevant to shareholders in light of their particular circumstances. Unless otherwise noted, this discussion applies only to U.S. shareholders that hold our shares as capital assets. This discussion does not represent a detailed description of the U.S. federal income tax consequences relevant to special classes of taxpayers including financial institutions, insurance companies, regulated investment companies, investors in pass-through entities, U.S. shareholders whose “functional currency” is not the U.S. dollar, tax-exempt organizations, dealers in securities or currencies, traders in securities or commodities that elect mark to market treatment, or persons that will hold our shares as a position in a “straddle,” “hedge” or as part of a “constructive sale” for U.S. federal income tax purposes. In addition, this discussion does not address U.S. federal estate or gift taxes, the application of the Medicare tax on net investment income or the U.S. federal alternative minimum tax, or any tax consequences attributable to persons being required to accelerate the recognition of any item of gross income with respect to our shares as a result of such income being recognized on an applicable financial statement.

A “U.S. shareholder” is a beneficial owner of our shares that is for U.S. federal income tax purposes:

•	a citizen or individual resident of the United States;

•	a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;

•	an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or

•	a trust if either a U.S. court can exercise primary supervision over its administration and one or more U.S. persons have the authority to control all of its substantial decisions or the trust was in existence on August 20, 1996, was treated as a U.S. person prior to that date, and has made a valid election to be treated as a U.S. person.

A “non-U.S. shareholder” is a beneficial owner of our shares that is not a U.S. shareholder.

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds our shares, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective investor that is a partner in a partnership that will hold our shares should consult its tax advisors with respect to the purchase, ownership and disposition of such shares.

Tax matters are very complicated and the tax consequences to an investor of an investment in our shares will depend on the facts of their particular situation. Prospective investors should consult their tax advisors with regard to the U.S. federal tax consequences of the purchase, ownership, or disposition of our shares, as well as the tax consequences arising under the laws of any state, foreign country or other taxing jurisdiction.

Taxation as a Regulated Investment Company

The Company intends to elect to be treated, and intends to qualify each taxable year thereafter, as a RIC under Subchapter M of the Code; however, no assurance can be given that the Company will be able to maintain RIC status.

To qualify for the favorable tax treatment accorded to RICs under Subchapter M of the Code, the Company must, among other things: (1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year; (2) have filed with its return for the taxable year an election to be a RIC or have made such election for a previous taxable year; (3) derive in each taxable year at least 90% of its gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to its business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain “qualified publicly-traded partnerships (as defined in the Code),” that are treated as partnerships for U.S. federal income tax purposes; and (4) diversify its holdings so that, at the end of each quarter of each taxable year of the Company (a) at least 50% of the value of the Company’s total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of the value of the Company’s total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of the Company’s total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers which the Company controls and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more qualified publicly-traded partnerships (described in 3(b) above).

As a RIC, the Company generally will not be subject to U.S. federal income tax on its investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) and net capital gain (the excess of net long-term capital gain over net short-term capital loss), if any, that it distributes in each taxable year to its shareholders, provided that it distributes at least 90% of the sum of its investment company taxable income and its net tax-exempt income (if any) for such taxable year. Generally, the Company intends to distribute to its shareholders, at least annually, substantially all of its investment company taxable income and net capital gains, if any (in the current or following taxable year, pursuant to the applicable rules in the Code).

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax. To prevent imposition of the excise tax, the Company must distribute during each calendar year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of its capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 of the calendar year and (iii) any ordinary income and capital gains for previous years that were not distributed during those years. For these purposes, the Company will be deemed to have distributed any income or gains on which it paid U.S. federal income tax. While the Company intends to distribute any income and capital gains in order to avoid imposition of the 4% U.S. federal excise tax, the Company may not be successful in avoiding the imposition of this tax.

In determining its net capital gain, including in connection with determining the amount available to support a capital gain dividend, its taxable income and its earnings and profits, the Company generally may elect to treat part or all of any post-October capital loss (defined as any net capital loss attributable to the portion, if any, of the taxable year after October 31 or, if there is no such loss, the net long-term capital loss or net short-term capital loss attributable to any such portion of the taxable year) or late-year ordinary loss (generally, the sum of its (i) net ordinary loss, if any, from the sale, exchange or other taxable disposition of property, attributable to the portion, if any, of the taxable year after October 31, and its (ii) other net ordinary loss, if any, attributable to the portion, if any, of the taxable year after December 31) as if incurred in the succeeding taxable year.

Distributions paid by the Company generally will be treated as received by a shareholder at the time the distribution is made. However, the Company may, under certain circumstances, elect to treat a distribution that is paid during the following tax year as if it had been paid during the tax year in which the income or gains supporting the distribution was earned. If the Company makes such an election, the shareholder will still be treated as receiving the distribution in the tax year in which the distribution is received. Additionally, a distribution will be treated as paid on December 31 of any calendar year if it is declared by the Company in October, November or December with a record date in such a month and paid by the Company during January of the following calendar year. Such distributions will be taxable to shareholders in the calendar year in which the distributions are declared, rather than the calendar year in which the distributions are received.

Although the Company does not presently expect to do so, the Company is authorized to borrow funds and to sell assets in order to satisfy the distribution requirement. However, under the 1940 Act, the Company is not permitted to make distributions to shareholders while the Company’s debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, the Company’s ability to dispose of assets to meet the distribution requirement may be limited by (1) the illiquid nature of the Company’s portfolio and/or (2) other requirements relating to the Company’s qualification as a RIC, including the diversification requirements. If the Company disposes of assets in order to meet the distribution requirement or to avoid imposition of the 4% federal excise tax, the Company may make such dispositions at times that, from an investment standpoint, are not advantageous.

Some of the income and fees that the Company may recognize, such as fees for providing managerial assistance, certain fees earned with respect to the Company’s investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% income requirement. In order to manage the risk that such income and fees might disqualify the Company as a RIC for a failure to satisfy the 90% income requirement, the Company may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. corporate income tax on their earnings, which ultimately will reduce the Company’s return on such income and fees.

A portfolio company in which the Company invests may face financial difficulties that require the Company to work-out, modify or otherwise restructure its investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in the Company receiving assets that give rise to income that is not qualifying income for purposes of the 90% income requirement, and we may need to hold such assets in a taxable subsidiary and pay federal and state income tax on income related to such assets.

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If the Company’s deductible expenses in a given taxable year exceed the Company’s investment company taxable income, the Company may incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its shareholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, the Company may for tax purposes have aggregate taxable income for several taxable years that the Company is required to distribute and that is taxable to shareholders even if such taxable income is greater than the net income the Company actually earns during those taxable years. Any underwriting fees paid by the Company are not deductible.

For U.S. federal income tax purposes, the Company is generally permitted to carry forward a net capital loss in any taxable year to offset its own capital gains, if any. These amounts are available to be carried forward to offset future capital gains to the extent permitted by the Code and applicable tax regulations. Any such loss carryforwards will retain their character as short-term or long-term. In the event that the Company were to experience an ownership change as defined under the Code, the capital loss carryforwards and other favorable tax attributes of the Company, if any, may be subject to limitation.

Failure to Qualify as a RIC

If the Company failed to qualify as a RIC or failed to satisfy the 90% distribution requirement in any taxable year, the Company would be subject to U.S. federal income tax at regular corporate rates on its taxable income (including distributions of net capital gain), even if such income were distributed to its shareholders, and all distributions out of earnings and profits would be taxed to shareholders as ordinary dividend income. Subject to certain limitations under the Code, such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other non-corporate shareholders and (ii) for the dividends received deduction in the case of corporate shareholders. Distributions in excess of the Company’s current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions would be treated as a capital gain. In addition, the Company could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.

While the Company generally intends to qualify as a RIC for each taxable year, it is possible that as we ramp up our portfolio, we may not satisfy the diversification requirements described above in any such taxable year (after taking into account any applicable ameliorating provisions to satisfy this requirement) and thus may not qualify as a RIC for such taxable year.

The remainder of this discussion assumes that the Company qualifies as a RIC for each taxable year.

Distributions

Distributions to shareholders by the Company of ordinary income (including “market discount” realized by the Company on the sale of debt securities or accrued currently during the holding period of the debt securities), and of net short-term capital gains, if any, realized by the Company will generally be taxable to shareholders as ordinary income to the extent such distributions are paid out of the Company’s current or accumulated earnings and profits. Distributions, if any, of net capital gains properly reported as “capital gain dividends” will be taxable as long-term capital gains, regardless of the length of time the shareholder has owned our shares. A distribution of an amount in excess of the Company’s current and accumulated earnings and profits (as determined for U.S. federal income tax purposes) will be treated by a shareholder as a return of capital which will be applied against and reduce the shareholder’s basis in his or her shares. To the extent that the amount of any such distribution exceeds the shareholder’s basis in his or her shares, the excess will be treated by the shareholder as gain from a sale or exchange of the shares. Distributions paid by the Company generally will not be eligible for the dividends received deduction allowed to corporations or for the reduced rates applicable to certain qualified dividend income received by non-corporate shareholders.

Certain distributions reported by the Company as Section 163(j) interest dividends may be treated as interest income by shareholders for purposes of the tax rules applicable to interest expense limitations under Section 163(j) of the Code. Such treatment by the shareholder is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that the Company is eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of the Company’s business interest income over the sum of the Company’s (i) business interest expense and (ii) other deductions properly allocable to the Company’s business interest income.

Distributions will be treated in the manner described above regardless of whether such distributions are paid in cash or invested in additional shares pursuant to the dividend reinvestment plan. Shareholders receiving distributions in the form of additional shares will generally be treated as receiving a distribution in the amount of the fair market value of the distributed shares. The additional shares received by a shareholder pursuant to the dividend reinvestment plan will have a new holding period commencing on the day following the day on which the shares were credited to the shareholder’s account.

If an investor purchases shares shortly before the record date of a distribution, the price of the shares will include the value of the distribution, and the investor will be subject to tax on the distribution even though it represents a return of their investment.

The Company may elect to retain its net capital gain or a portion thereof for investment and be taxed at corporate rates on the amount retained. In such case, it may report the retained amount as undistributed capital gains in a notice to its shareholders, who will be treated as if each received a distribution of his pro rata share of such gain, with the result that each shareholder will (i) be required to report its pro rata share of such gain on its tax return as long-term capital gain, (ii) receive a refundable tax credit for its pro rata share of tax paid by the Company on the gain and (iii) increase the tax basis for its shares by an amount equal to the deemed distribution less the tax credit.

The Company (or if a U.S. shareholder holds shares through an intermediary, such intermediary) will send to each shareholder who is subject to Internal Revenue Service (“IRS”) reporting, as promptly as possible after the end of each calendar year, a notice reporting the amounts includible in such shareholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the federal tax status of each year’s distributions generally will be reported to the IRS. Distributions may also be subject to additional state, local and foreign taxes depending on a shareholder’s particular situation. The Company also intends to post on the Investor Relations portion of the Company’s public website a notice detailing the tax character of the Company’s distributions on a per share and per distribution basis.

The IRS currently requires that a RIC that has two or more classes of stock allocate to each such class proportionate amounts of each type of its income (such as ordinary income and capital gains) based upon the percentage of total dividends paid to each class for the tax year. Accordingly, during any time that the Company has preferred shares outstanding, the Company intends to allocate capital gain dividends, if any, between its Common Shares and preferred shares in proportion to the total dividends paid to each class with respect to such tax year. Shareholders will be notified annually as to the U.S. federal tax status of distributions, and shareholders receiving distributions in the form of additional shares will receive a report as to the NAV of those shares.

The Company for the foreseeable future does not expect to be considered to be a “publicly offered regulated investment company.” This means that for purposes of computing the taxable income of U.S. shareholders of the Company that are individuals, trusts or estates, (1) the Company’s earnings will be computed without taking into account such U.S. shareholders’ allocable shares of the management and incentive fees paid to the Adviser and certain of the Company’s other expenses, (2) each such U.S. shareholder will be treated as having received or accrued a distribution from the Company in the amount of such U.S. shareholder’s allocable share of these fees and expenses for such taxable year, (3) each such U.S. shareholder will be treated as having paid or incurred such U.S. shareholder’s allocable share of these fees and expenses for the calendar year and (4) each such U.S. shareholder’s allocable share of these fees and expenses will be treated as miscellaneous itemized deductions by such U.S. shareholder. Miscellaneous itemized deductions generally are not deductible by a U.S. shareholder that is an individual, trust or estate. A “publicly offered regulated investment company” is a RIC whose equity interest are (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the RIC’s taxable year.

Sale or Exchange of Shares

Upon the sale or other disposition of our shares (except pursuant to a repurchase by the Company, as described below), a shareholder will generally realize a capital gain or loss in an amount equal to the difference between the amount realized and the shareholder’s adjusted tax basis in the shares sold. Such gain or loss will be long-term or short-term, depending upon the shareholder’s holding period for the shares. Generally, a shareholder’s gain or loss will be a long-term gain or loss if the shares have been held for more than one year. For non-corporate taxpayers, long-term capital gains are currently eligible for reduced rates of taxation.

No loss will be allowed on the sale or other disposition of shares if the owner acquires (including pursuant to the dividend reinvestment plan) or enters into a contract or option to acquire securities that are substantially identical to such shares within 30 days before or after the disposition. In such a case, the basis of the securities acquired will be adjusted to reflect the disallowed loss. Losses realized by a shareholder on the sale or exchange of shares held for six (6) months or less are treated as long-term capital losses to the extent of any distribution of long-term capital gain received (or amounts reported as undistributed capital gains) with respect to such shares.

The Code requires reporting of adjusted cost basis information for covered securities, which generally include shares of a RIC, to the IRS and to taxpayers. Shareholders should contact their financial intermediaries with respect to reporting of cost basis and available elections for their accounts.

From time to time, the Company may offer to repurchase its outstanding shares. Shareholders who tender all shares of the Company held, or considered to be held, by them will be treated as having sold their shares and generally will realize a capital gain or loss. If a shareholder tenders fewer than all of its shares or fewer than all shares tendered are repurchased, such shareholder may be treated as having received a taxable dividend upon the tender of its shares. In such a case, there is a risk that non-tendering shareholders, and shareholders who tender some but not all of their shares or fewer than all of whose shares are repurchased, in each case whose percentage interests in the Company increase as a result of such tender, will be treated as having received a taxable distribution from the Company. The extent of such risk will vary depending upon the particular circumstances of the tender offer, and in particular whether such offer is a single and isolated event or is part of a plan for periodically redeeming shares of the Company.

Under U.S. Treasury regulations, if a shareholder recognizes a loss with respect to shares of $2 million or more for an individual shareholder or $10 million or more for a corporate shareholder, the shareholder must file with the IRS a disclosure statement on IRS Form 8886. Direct owners of portfolio securities are in many cases excepted from this reporting requirement, but under current guidance, shareholders of a RIC are not excepted. Future guidance may extend the current exception from this reporting requirement to shareholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. Shareholders should consult their tax advisors to determine the applicability of these regulations in light of their individual circumstances.

Nature of the Company’s Investments

Certain of the Company’s hedging and derivatives transactions are subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (ii) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (iv) cause the Company to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the intended characterization of certain complex financial transactions and (vii) produce income that will not be treated as qualifying income for purposes of the 90% gross income test described above.

These rules could therefore affect the character, amount and timing of distributions to shareholders and the Company’s status as a RIC. The Company will monitor its transactions and may make certain tax elections in order to mitigate the effect of these provisions.

Below Investment Grade Instruments

The Company expects to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues for the Company. U.S. federal income tax rules are not entirely clear about issues such as when the Company may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by the Company, to the extent necessary, to preserve its status as a RIC and to distribute sufficient income to not become subject to U.S. federal income and excise tax.

Original Issue Discount

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero-coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus we may become subject to corporate-level income tax.

Market Discount

In general, the Company will be treated as having acquired a security with market discount if its stated redemption price at maturity (or, in the case of a security issued with original issue discount, its revised issue price) exceeds the Company’s initial tax basis in the security by more than a statutory de minimis amount. The Company will be required to treat any principal payments on, or any gain derived from the disposition of, any securities acquired with market discount as ordinary income to the extent of the accrued market discount, unless the Company makes an election to accrue market discount on a current basis. If this election is not made, all or a portion of any deduction for interest expense incurred to purchase or carry a market discount security may be deferred until the Company sells or otherwise disposes of such security.

Warrants

Gain or loss realized by the Company from warrants acquired by the Company as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long the Company held a particular warrant.

Currency Fluctuations

Under Section 988 of the Code, gains or losses attributable to fluctuations in exchange rates between the time the Company accrues income or receivables or expenses or other liabilities denominated in a foreign currency and the time the Company actually collects such income or receivables or pays such liabilities are generally treated as ordinary income or loss. Similarly, gains or losses on foreign currency, foreign currency forward contracts, certain foreign currency options or futures contracts and the disposition of debt securities denominated in foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.

Foreign Taxes

The Company’s investment in non-U.S. securities may be subject to non-U.S. withholding and other taxes. In that case, the Company’s yield on those securities would be decreased. Shareholders will generally not be entitled to claim a credit or deduction with respect to foreign taxes paid by the Company. Tax conventions between certain countries and the United States may reduce or eliminate such taxes.

Passive Foreign Investment Companies

The Company may invest in stocks of foreign companies that are classified under the Code as passive foreign investment companies (“PFICs”). In general, a foreign company is classified as a PFIC if at least 50% of its assets constitute investment-type assets or 75% or more of its gross income is investment-type income. In general, under the PFIC rules, an “excess distribution” received with respect to PFIC stock is treated as having been realized ratably over the period during which the Company held the PFIC stock. The Company will be subject to tax on the portion, if any, of the excess distribution that is allocated to its holding period in prior taxable years (and an interest factor will be added to the tax, as if the tax had actually been payable in such prior taxable years) even though the Company distributes the corresponding income to shareholders. Excess distributions include any gain from the sale of PFIC stock as well as certain distributions from a PFIC. All excess distributions are taxable as ordinary income.

The Company may be eligible to elect alternative tax treatment with respect to PFIC stock. Under such an election, the Company generally would be required to include in its gross income its share of the earnings of a PFIC on a current basis, regardless of whether any distributions are received from the PFIC. If this election is made, the special rules, discussed above, relating to the taxation of excess distributions, would not apply. Treasury Regulations generally treat income inclusion from a PFIC with respect to which the Company has made such an election as qualifying income for purposes of the 90% income requirement if (i) there is a current distribution out of the earnings and profits of the PFIC that are attributable to such income inclusion or (ii) such income inclusion is derived with respect to the Company’s business of investing in stock, securities, or currencies. Alternatively, the Company may be able to elect to mark to market its PFIC stock, resulting in any unrealized gains at year end being treated as though they were realized and reported as ordinary income. Any mark-to-market losses and any loss from an actual disposition of the PFIC’s shares would be deductible as ordinary losses to the extent of any net mark-to-market gains included in income in prior years with respect to stock in the same PFIC.

Because the application of the PFIC rules may affect, among other things, the character of gains, the amount of gain or loss and the timing of the recognition of income with respect to PFIC stock, as well as subject the Company to tax on certain income from PFIC stock, the amount that must be distributed to shareholders, and which will be taxed to shareholders as ordinary income or long-term capital gain, may be increased or decreased substantially as compared to a fund that did not invest in PFIC stock.

Preferred Shares or Borrowings

If the Company utilizes leverage through the issuance of preferred shares or borrowings, it may be restricted by certain covenants with respect to the declaration of, and payment of, dividends on shares in certain circumstances. Limits on the Company’s payments of dividends on shares may prevent the Company from meeting the distribution requirements described above, and may, therefore, jeopardize the Company’s qualification for taxation as a RIC and possibly subject the Company to the 4% excise tax. The Company will endeavor to avoid restrictions on its ability to make dividend payments.

Backup Withholding

The Company may be required to withhold from all distributions and redemption proceeds payable to U.S. shareholders who fail to provide the Company with their correct taxpayer identification numbers or to make required certifications, or who have been notified by the IRS that they are subject to backup withholding. Certain shareholders specified in the Code generally are exempt from such backup withholding. This backup withholding is not an additional tax. Any amounts withheld may be refunded or credited against the shareholder’s U.S. federal income tax liability, provided the required information is timely furnished to the IRS.

Medicare Tax on Net Investment Income

An additional 3.8% Medicare tax is imposed on certain net investment income (including ordinary dividends and capital gain distributions received from the Company and net gains from redemptions or other taxable dispositions of shares) of U.S. individuals, estates and trusts to the extent that such person’s “modified adjusted gross income” (in the case of an individual) or “adjusted gross income” (in the case of an estate or trust) exceed certain threshold amounts.

Tax-Exempt U.S. Shareholders

A U.S. shareholder that is a tax-exempt organization for U.S. federal income tax purposes and therefore generally exempt from U.S. federal income taxation may nevertheless be subject to taxation to the extent that it is considered to derive unrelated business taxable income (“UBTI”). The direct conduct by a tax-exempt U.S. shareholder of the activities that the Company proposes to conduct could give rise to UBTI. However, a RIC is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its shareholders for purposes of determining their treatment under current law. Therefore, unless a tax-exempt shareholder’s investment in the Company is itself debt-financed, a tax-exempt U.S. shareholder should not be subject to U.S. federal income taxation solely as a result of such shareholder’s direct or indirect ownership of our equity and receipt of distributions with respect to such equity (regardless of whether the Company incurs indebtedness). Moreover, under current law, if the Company incurs indebtedness, such indebtedness will not be attributed to a tax-exempt U.S. shareholder. Therefore, a tax-exempt U.S. shareholder should not be treated as earning income from “debt-financed property” and distributions the Company pays should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that it incurs. Certain tax-exempt private universities are subject to an additional 1.4% excise tax on their “net investment income,” including income from interest, dividends, and capital gains. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt investors and non-qualifying investments. In the event that any such proposals were to be adopted and applied to RICs, the treatment of dividends payable to tax-exempt investors could be adversely affected. In addition, special rules would apply if the Company were to invest in certain real estate mortgage investment conduits or taxable mortgage pools, which the Company does not currently plan to do, that could result in a tax-exempt U.S. shareholder recognizing income that would be treated as UBTI.

Non-U.S. Shareholders

Whether an investment in the shares of the Company is appropriate for a non-U.S. shareholder will depend upon that person’s particular circumstances. An investment in the Common Shares by a non-U.S. shareholder may have adverse tax consequences. Non-U.S. shareholders should consult their tax advisors before investing in our Common Shares.

Subject to the discussion below, distributions of our investment company taxable income to non-U.S. shareholders (including interest income, net short-term capital gain or foreign-source dividend and interest income, which generally would be free of withholding if paid to non-U.S. shareholders directly) will be subject to withholding of U.S. federal tax at a 30% rate (or lower rate provided by an applicable treaty, assuming the non-U.S. shareholder provides the required documentation evidencing its eligibility for such lower rate) to the extent of our current and accumulated earnings and profits unless the distributions are effectively connected with a U.S. trade or business of the non-U.S. shareholder, in which case the distributions will generally be subject to U.S. federal income tax at the rates applicable to U.S. persons. In that case, we will not be required to withhold U.S. federal tax if the non-U.S. shareholder complies with applicable certification and disclosure requirements. Special certification requirements apply to a non-U.S. shareholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisors.

Certain properly reported dividends received by a non-U.S. shareholder generally are exempt from U.S. federal withholding tax when they (1) are paid in respect of our “qualified interest income” (generally, our U.S. source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we are at least a 10% shareholder, reduced by expenses that are allocable to such income), or (2) are paid in connection with our “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for a tax year) as well as if certain other requirements are satisfied. Nevertheless, it should be noted that in the case of shares of our stock held through an intermediary, the intermediary may have withheld U.S. federal income tax even if we reported the payment as an interest-related dividend or short-term capital gain dividend. Moreover, depending on the circumstances, we may report all, some or none of our potentially eligible dividends as derived from such qualified interest income or as qualified short-term capital gains, or treat such dividends, in whole or in part, as ineligible for this exemption from withholding.

Actual or deemed distributions of our net capital gains to a non-U.S. shareholder, and gains realized by a non-U.S. shareholder upon the sale of Common Shares, will not be subject to federal withholding tax and generally will not be subject to U.S. federal income tax unless the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the non-U.S. shareholder and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the non-U.S. shareholder in the United States or, in the case of an individual non-U.S. shareholder, the shareholder is present in the United States for 183 days or more during the year of the sale or capital gain dividend and certain other conditions are met. In addition, a repurchase of Common Shares may be subject to U.S. federal income tax withholding to the extent such repurchase is treated as a taxable distribution, as described above.

If we distribute our net capital gains in the form of deemed rather than actual distributions (which we may do in the future), a non-U.S. shareholder will be entitled to a U.S. federal income tax credit or tax refund equal to the shareholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. In order to obtain the refund, the non-U.S. shareholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the non-U.S. shareholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return. For a corporate non-U.S. shareholder, distributions (both actual and deemed), and gains realized upon the sale of Common Shares that are effectively connected with a U.S. trade or business may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty).

A non-U.S. shareholder who is a non-resident alien individual, and who is otherwise subject to withholding of U.S. federal income tax, may be subject to information reporting and backup withholding of U.S. federal income tax on dividends unless the non-U.S. shareholder provides us or the dividend paying agent with a U.S. nonresident withholding tax certification (e.g., an IRS Form W-8BEN, IRS Form W-8BEN-E, or an acceptable substitute form) or otherwise meets documentary evidence requirements for establishing that it is a non-U.S. shareholder or otherwise establishes an exemption from backup withholding.

The Company may be required to withhold from distributions that are otherwise exempt from U.S. federal withholding tax (or taxable at a reduced treaty rate) unless the non-U.S. shareholder certifies his or her foreign status under penalties of perjury or otherwise establishes an exemption.

Non-U.S. shareholders may also be subject to U.S. estate tax with respect to their investment in Common Shares.

The tax consequences to a non-U.S. shareholder entitled to claim the benefits of an applicable tax treaty may differ from those described herein. Non-U.S. shareholders are advised to consult their own tax advisers with respect to the particular tax consequences to them of an investment in the Company.

Foreign Account Tax Compliance Act

Under Sections 1471 through 1474 of the Code (such Sections commonly referred to as “FATCA”), a 30% United States federal withholding tax may apply to any dividends that the Company pays to (i) a “foreign financial institution” (as specifically defined in the Code), whether such foreign financial institution is the beneficial owner or an intermediary, unless such foreign financial institution agrees to verify, report and disclose its United States “account” holders (as specifically defined in the Code) and meets certain other specified requirements or (ii) a non-financial foreign entity, whether such nonfinancial foreign entity is the beneficial owner or an intermediary, unless such entity provides a certification that the beneficial owner of the payment does not have any substantial United States owners or provides the name, address and taxpayer identification number of each such substantial United States owner and certain other specified requirements are met. In certain cases, the relevant foreign financial institution or non-financial foreign entity may qualify for an exemption from, or be deemed to be in compliance with, these rules. In addition, foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States governing FATCA may be subject to different rules. You should consult your own tax advisor regarding FATCA and whether it may be relevant to your ownership and disposition of our shares.

Other Taxation

Shareholders may be subject to state, local and foreign taxes on their distributions from the Company. Shareholders are advised to consult their own tax advisers with respect to the particular tax consequences to them of an investment in the Company.

Change in Tax Laws

Each prospective investor should be aware that tax laws and regulations are changing on an ongoing basis, and such laws and/or regulations may be changed with retroactive effect. Moreover, the interpretation and/or application of tax laws and regulations by certain tax authorities may not be clear, consistent or transparent. Uncertainty in the tax law may require the Company to accrue potential tax liabilities even in situations in which the Company and/or shareholders do not expect to be ultimately subject to such tax liabilities. In that regard, accounting standards and/or related tax reporting obligations may change, giving rise to additional accrual and/or other obligations.

Developments in the tax laws of the United States or other jurisdictions could have a material effect on the tax consequences to shareholder, to the Company, and/or the Company’s direct and indirect subsidiaries, and shareholders may be required to provide certain additional information to the Company (which may be provided to the IRS or other taxing authorities) and may be subject to other adverse consequences as a result of such change in tax laws. In the event of any such change in tax law, each shareholder is urged to consult its own advisors.

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. This information is available free of charge by calling us collect at (888) 522-2388 or on our website at www.LABDC.com. Information contained on our website is not incorporated into this Annual Report on Form 10-K and you should not consider such information to be part of this Annual Report on Form 10-K. Such information is also available from the EDGAR database on the SEC’s web site at www.sec.gov.

Item 1A. Risk Factors

Investing in our Common Shares involves a number of significant risks. The following information is a discussion of the material risk factors associated with an investment in our Common Shares specifically, as well as those factors generally associated with an investment in a company with investment objectives, investment policies, capital structure or trading markets similar to ours. In addition to the other information contained in this report, you should consider carefully the following information before making an investment in our Common Shares. The risks below are not the only risks we face but do represent the known material risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Common Shares could decline, and you may lose all or part of your investment.

Summary of Risk Factors

The following is a summary of the principal risk factors associated with an investment in our securities. Further details regarding each risk included in the below summary list can be found further below.

•	We have a limited operating history and there is no assurance that we will achieve our investment objective.

•	An investment in our Common Shares may not be appropriate for all investors and is not designed to be a complete investment program.

•	We have not identified specific investments that we will make with the proceeds of our private offering. As a result, you will not have the opportunity to evaluate our future investments prior to purchasing our Common Shares.

•	You should not expect to be able to sell your Common Shares regardless of how we perform.

•	You should consider that you may not have access to the money you invest for an extended period of time.

•	We do not intend to list our Common Shares on any securities exchange, and we do not expect a secondary market in our Common Shares to develop.

•	Because you may be unable to sell your Common Shares, you will be unable to reduce your exposure in any market downturn.

•	You should purchase these securities only if you can afford a complete loss of your investment.

•	We have implemented a share repurchase program, but only a limited number of Common Shares will be eligible for repurchase and repurchases will be subject to available liquidity and other significant restrictions. See “Item 1. Business –Share Repurchase Program”, “Item 1A. Risk Factors – Repurchase Program Risk” and “Item 1A. Risk Factors – Timing of Repurchase May be Disadvantageous.”

•	An investment in our Common Shares is not suitable for you if you need access to the money you invest. See “Item 1. Business – Share Repurchase Program.”

•	We cannot guarantee that we will make distributions, and if we do we may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources. We believe the likelihood that we pay distributions from sources other than cash flow from operations will be higher in the early stages of the offering.

•	Distributions may also be funded in significant part, directly or indirectly, from temporary waivers or expense reimbursements borne by the Adviser or its affiliates, that may be subject to reimbursement to the Adviser or its affiliates. The repayment of any amounts owed to the Adviser or its affiliates will reduce future distributions to which you would otherwise be entitled.

•	We expect to use leverage, which will magnify the potential for loss on amounts invested in us. See “Item 1A. Risk Factors – Leverage Risk”.

•	We qualify as an “emerging growth company” as defined in the JOBS Act and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Shares less attractive to investors.

•	We intend to invest primarily in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be illiquid and difficult to value.

•	Our Board has the authority to modify or waive the Company’s investment objective, operating policies or strategies without prior notice (except as required by the 1940 Act) and without investor approval.

•	Our Board may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust.

Risks Relating to an Investment in the Company

We are a relatively new company and have a limited operating history. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a BDC and has a limited operating history. As a result, prospective investors have no significant track record or history on which to base their investment decision. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objectives and the value of a shareholder’s investment could decline substantially or become worthless. While we believe that the past professional experiences of the Adviser’s Investment Team, including investment and financial experience of the Adviser’s senior management, will increase the likelihood that the Adviser will be able to manage the Company successfully, there can be no assurance that this will be the case.

Risk of Failure to Achieve Investment Objective. The Adviser cannot provide assurances that it will be able to identify, choose, make or realize investments of the type targeted for the Company. There is also no guarantee that the Adviser will be able to source attractive investments for the Company within a reasonable period of time. There can be no assurance that the Company will be able to generate returns for the investors or that returns will be commensurate with the risks of the investments. The Company may not be able to achieve its investment objective and investors may lose some or all of their invested capital. The failure by the Company to obtain indebtedness on favorable terms or in the desired amount will adversely affect the returns realized by the Company and impair the Company’s ability to achieve its investment objective.

Competition with Other Entities, Including Commercial Banks, Commercial Financing Companies, BDCs, Insurance Companies and Other Private Funds. Other entities compete with the Company to make the types of investments that the Company plans to make. Certain of these competitors may be substantially larger, have considerably greater financial, technical and marketing resources than the Company will have and offer a wider array of financial services. There may be intense competition for investments of the type the Company intends to make, and such competition may result in less favorable investment terms than might otherwise exist. The competitive pressures the Company faces may have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Risk of Dependence on Key Personnel of the Adviser. The Company will depend on the diligence, skill, experience and network of business contacts of the Adviser’s portfolio management team. There can be no assurances that certain members of the team will continue to provide investment services to the Adviser. The loss of key personnel would limit the Company’s ability to achieve its investment objective and operate as anticipated.

Illiquid Investments and Restrictions on Withdrawal. An investment in the Company is suitable only for certain sophisticated investors that have no need for immediate liquidity in respect of their investment and who can accept the risks associated with investing in illiquid investments.

Our Common Shares are illiquid investments for which there is not and will likely not be a secondary market. Liquidity for our Common Shares will be limited to participation in our share repurchase program, which we have no obligation to maintain. When we make quarterly repurchase offers pursuant to the share repurchase program, we will offer to repurchase Common Shares at a price that is estimated by our internal valuation processes to be equal to our NAV per share on the last day of such quarter, which may be lower than the price that you paid for our Common Shares. As a result, to the extent you paid a price that includes the related sales load or asset prices have declined and to the extent you have the ability to sell your Common Shares pursuant to our share repurchase program, the price at which you may sell Common Shares may be lower than the amount you paid in connection with the purchase of Common Shares in the offering.

Transfer Restrictions. There are restrictions on the ability of holders of our Common Shares to transfer shares, including restrictions typically associated with a private offering of securities under Regulation D and other exemptions from registration under the Securities Act, and these restrictions could limit the liquidity of an investment our Common Shares and the price at which holders may be able to sell the shares. We are relying on an exemption from registration under the Securities Act and state securities laws in offering our Common Shares. As such, absent an effective registration statement covering our Common Shares, such shares may be resold only in transactions that are exempt from the registration requirements of the Securities Act and in accordance with the terms of the applicable Subscription Agreement. Our Common Shares have limited transferability which could delay, defer or prevent a transaction or a change of control of the Company that might involve a premium price for our securities or otherwise be in the best interest of our shareholders.

Company Investors have No Right to Control the Company’s Operations. The Company is managed exclusively by the Adviser. Company investors will not make decisions with respect to the management, disposition or other realization of any investment, the day-to-day operations of the Company, or any other decisions regarding the Company’s business and affairs, except for limited circumstances. Specifically, Company investors will not have an opportunity to evaluate for themselves the relevant economic, financial and other information regarding investments by the Company or receive any financial information issued directly by the portfolio companies that is available to the Adviser. Company investors should expect to rely solely on the ability of the Adviser with respect to the Company’s operations.

The Company’s Assets are Subject to Recourse. The assets of the Company, including any investments made by and any capital held by the Company are available to satisfy all liabilities and other obligations of the Company, as applicable. If the Company becomes subject to a liability, parties seeking to have the liability satisfied may have recourse to the Company’s assets generally and may not be limited to any particular asset, such as the investment giving rise to the liability. Such recourse obligations of the Company will be treated as senior securities.

No Assurance the Company Will be Able to Obtain Leverage. The Company will seek to regularly employ direct or indirect leverage in a variety of forms through borrowings, derivatives and other financial instruments as part of its investment program. However, there can be no assurance that the Company will be able to obtain indebtedness at all or to the desired degree or that indebtedness will be accessible by the Company at any time or in connection with any particular investment. If indebtedness is available to the Company, there can be no assurance that such indebtedness will be available in the desired amount, be on terms favorable to the Company and/or terms comparable to terms obtained by competitors. The terms of any indebtedness are expected to vary based on the counterparty, timing, size, market interest rates, other fees and costs, duration, advance rates, eligible investments or collateral, ability to borrow in currencies other than the U.S. dollar and Company investor creditworthiness and composition. Moreover, market conditions or other factors may cause or permit the amount of leverage employed by the Company to fluctuate over the Company’s life. Furthermore, the Company may seek to obtain indebtedness on an investment-by-investment basis, and leverage may not be available or may be available on less desirable terms in connection with particular investments. The instruments and borrowing utilized by the Company to leverage its investments may be collateralized by other assets of the Company.

It is expected that the Company will directly or indirectly incur indebtedness collateralized by the Company’s assets. As a BDC, with certain limited exceptions, the Company will only be permitted to borrow amounts such that the Company’s asset coverage ratio, as defined in the 1940 Act, equals at least 150% (equivalent to $2 of debt outstanding for each $1 of equity) after such borrowing. If the Company is unable to obtain and maintain the desired amount of borrowings on favorable terms, the Adviser may seek to realize the Company’s investments earlier than originally expected.

No Assurance of the Availability of Asset-Based Leverage. The Company is expected to utilize asset-based leverage in acquiring investments on a deal-by-deal basis. However, there can be no assurance that the Company will be able to obtain indebtedness with respect to any particular investment. If indebtedness is available in connection with a particular investment, there can be no assurance that such indebtedness will be on terms favorable to the Company and/or terms comparable to terms obtained by competitors, including with respect to costs, duration, size, advance rates and interest rates. Moreover, market conditions or other factors may cause or permit the amount of leverage employed by the Company to fluctuate over its life. For example, if leverage is obtained later in the Company’s life, the Company may immediately deploy such leverage in order to achieve the desired borrowing ratio, which may involve making distributions of borrowed funds. If the Company is unable to, or not expected to be able to, obtain indebtedness in connection with a particular investment, the Company may determine not to make the investment or may invest a different proportion of its available capital in such investment. This may affect the ability of the Company to make investments, could adversely affect the returns of the Company and may impair its ability to achieve its investment objective. In addition, the lender may impose certain diversification or other requirements in connection with asset-based leverage, and these restrictions are expected to impact the ability of the Company to participate in certain investments or the amount of the Company’s participation in certain investments.

There are Special Considerations for Certain Benefit Plan Investors. We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) or certain U.S. Department of Labor regulations promulgated thereunder, as modified by Section 3(42) of ERISA (the “Plan Asset Regulations”). In this regard, until such time, if any, as our Common Shares are considered “publicly-offered securities” within the meaning of the Plan Asset Regulations, we intend to limit investment in our Common Shares by “benefit plan investors” (“Benefit Plan Investors”) to less than 25% of the total value of our Common Shares (within the meaning of the Plan Asset Regulations).

If, notwithstanding our intent, the assets of the Company were deemed to constitute “plan assets” of any shareholder that is a Benefit Plan Investor under ERISA or the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the Benefit Plan Investor any profit realized on the transaction and (ii) reimburse the Benefit Plan Investor for any losses suffered by the Benefit Plan Investor as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The fiduciary of a Benefit Plan Investor who decides to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Adviser. With respect to a Benefit Plan Investor that is an individual retirement account (an “IRA”) that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status. In addition, to the extent that the Company represents and/or covenants to any contractual counterparty that (1) the assets of the Company are not assets of the Benefit Plan Investors that invest in the Company and/or (2) the transactions entered into between the Company and the Benefit Plan Investor that invest in the Company do not constitute “prohibited transactions” under ERISA and the Code, and the applicable representation is untrue and/or the applicable covenant is not met, additional liabilities may be incurred, including as a result of the unwinding of the applicable contract.

Accordingly, until such time, if any, as our Common Shares constitute “publicly traded securities” within the meaning of the Plan Asset Regulations, we have the power, among other things, to (a) reject, in whole or in part, the subscription of any prospective investor to the Company; (b) withhold consent to the Transfer of Common Shares, including in circumstances where the Adviser determines necessary or desirable in order to facilitate compliance with ERISA or the Plan Asset Regulations; (c) restrict participation in the dividend reinvestment program such that Benefit Plan Investors are not permitted to participate, and (d) call drawdown purchases on a non-pro rata basis, and all Common Shares of the Company shall be subject to such terms and conditions.

Leverage Risk. The Company will seek to employ direct or indirect leverage in a variety of forms, including through borrowings, derivatives, and other financial instruments as part of its investment program, which leverage is expected to be secured by the Company’s assets, secured or unsecured bonds, securitization of portions of the Company’s investment portfolio via CLOs or preferred shares. The greater the total leverage of the Company relative to its assets, the greater the risk of loss and possibility of gain due to changes in the values of its investments. The extent to which the Company uses leverage may have other significant consequences to Company investors, including, the following: (i) greater fluctuations in the net assets of the Company; (ii) use of cash flow for debt service and related costs and expenses, rather than for additional investments, distributions, or other purposes; (iii) in certain circumstances the Company may be required to harvest investments prematurely or in unfavorable market conditions to service its debt obligations, and in such circumstances the recovery the Company receives from such harvests may be significantly diminished as compared to the Company’s expected return on such investments; (iv) limitation on the Company’s flexibility to make distributions to Company investors or result in the sale of assets that are pledged to secure the indebtedness; (v) increased interest expense if interest rate levels were to increase significantly; (vi) during the term of any borrowing, the Company’s returns may be materially reduced by increased costs attributable to regulatory changes; and (vii) banks and dealers that provide financing to the Company may apply discretionary margin, haircut, financing and collateral valuation policies. Changes by banks and dealers in any of the foregoing may result in large margin calls, loss of financing and forced liquidations of positions at disadvantageous prices. The cost associated with the use of leverage may not be recouped through investments or may significantly reduce the profitability of any investment. Certain types of loans require a fee payment irrespective if the credit facility is actually used and may require an annual fee to extend the facility. There can also be no assurance that the Company will have sufficient cash flow or be able to liquidate sufficient assets to meet its debt service obligations. As a result, the Company’s exposure to losses, including a potential loss of principal, as a result of which Company investors could potentially lose all or a portion of their investments in the Company, may be increased due to the use of leverage and the illiquidity of the investments generally. Similar risks and consequences apply with respect to indebtedness related to a particular asset or portfolio of assets.

To the extent that the Company enters into multiple financing arrangements, such arrangements may contain cross-default provisions that could magnify the effect of a default. If a cross-default provision were exercised, this could result in a substantial loss for the Company.

As a BDC, we generally will be required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred shares that we may issue in the future, of at least 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. If this ratio were to fall below 150%, we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to you may be significantly restricted or we may not be able to make any such distributions whatsoever. The amount of leverage that we will employ will be subject to oversight by our Board, a majority of whom are Independent Trustees with no material interests in such transactions.

Although borrowings by the Company have the potential to enhance overall returns that exceed the Company’s cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than the Company’s cost of funds. In addition, borrowings by the Company may be secured by the shareholders’ investments as well as by the Company’s assets and the documentation relating to such borrowing may provide that during the continuance of a default under such borrowing, the interests of the investors may be subordinated to such borrowing.

Obtaining a Rating from a Credit Rating Agency. The Company may apply to a credit rating agency to rate the Company and/or its assets in order to provide the Company access to different sources of indebtedness or capital as well as to help meet the Company’s risk/return objectives, its overall target indebtedness ratio or other considerations as determined by the Adviser. In connection with such rating, the credit rating agency may review and analyze the Company’s counterparties, the Adviser, the Administrator, the investments and expected investments of the Company, the legal structure of the Company, the historical and current Company investors and Company performance data. There can be no assurance that the Company will apply for such a rating, that a credit rating agency will provide a rating or that such a rating will be beneficial to the Company. In addition, when making investment decisions for the Company (including establishing the Company’s investment portfolio), the Adviser may consider the implications of the investment portfolio on a credit rating agency’s rating of the Company and tailor the Company’s investment portfolio taking into account such considerations. There is a risk that a rating agency could incorrectly rate, or downgrade ratings which could have a material effect on the Company, including its assets and its ability to acquire indebtedness.

Provisions in Our Declaration of Trust Could Make It More Difficult for a Potential Acquirer to Acquire Us. Our Declaration of Trust contains provisions that could make it more difficult for a potential acquirer to acquire us by means of a tender offer, proxy contest or otherwise. Our Board may, without shareholder action, authorize the issuance of Common Shares in one or more classes or series, including preferred shares; our Board may, without shareholder action, amend our Declaration of Trust to increase the number of our Common Shares, of any class or series, that we will have authority to issue. These provisions may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for shares of our Common Shares and could entrench management.

Expedited Investment Decisions. Investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Adviser at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect an investment. In addition, the Adviser may rely upon independent consultants and other sources in connection with its evaluation of proposed investments, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants or other sources or to the Company’s right of recourse against them in the event errors or omissions do occur.

Insurance Risk. Lord Abbett expects to purchase and maintain an omnibus insurance policy or policies which includes coverage in respect of the Company, the Adviser and their affiliates, as well as Other Clients (the Adviser, its affiliates and their principals and employees serve as investment adviser, managing member or general partner to other investment funds, pooled investment vehicles and client accounts (the “Other Clients”)), including certain of their respective indemnified persons (which omnibus insurance policy or policies may provide coverage to the Adviser and its affiliates, as applicable, for events unrelated to the Company). The premiums for such shared insurance policies generally would be borne by Lord Abbett and the clients covered by such policies, and such shared insurance policy or policies are expected to have an overall cap on coverage for all the insured parties thereunder. To the extent an insurable event results in claims in excess of such cap, the Company may not receive as much in insurance proceeds as it would have received if separate insurance policies had been purchased for each insured party. Similarly, insurable events may occur sequentially in time while subject to a single overall cap. To the extent insurance proceeds for one such event are applied towards a cap and the Company experiences an insurable loss after such event, the Company’s receipts from such insurance policy may also be diminished. Insurance policies covering the Company, the premiums of which are paid in whole or in part by the Company, may provide insurance coverage to indemnified persons for conduct that would not be covered by indemnification. In addition, the Company may need to initiate litigation in order to collect from an insurance provider, which may be lengthy and expensive for the Company and which ultimately may not result in a financial award. In addition, the Adviser may cause the Company to purchase and maintain insurance coverage that provides coverage to the Company, and certain indemnified persons, in which case, the premiums would be borne by the Company.

While Lord Abbett expects to allocate insurance expenses in a manner it determines to be fair and equitable, taking into account any factors it deems relevant to the allocation of such expenses, because of the uncertainty of whether claims will arise in the future and the timing and the amount that may be involved in any such claim, the determination of how to allocate such expenses may require Lord Abbett to take into consideration facts and circumstances that are subjective in nature. It is unlikely that Lord Abbett will be able to accurately allocate the expenses of any such insurance policies based on the actual claims related to a particular client, including the Company.

Indemnification Risk. The Company is required to indemnify the Adviser, the members of the Board and each other person indemnified under the Company’s Declaration of Trust and Bylaws for liabilities incurred in connection with the Declaration of Trust, the Bylaws, the Advisory Agreement and the Company’s activities, except in certain circumstances. Subject to the limits on indemnification under Section 17(h) of the 1940 Act, the Company’s Declaration of Trust provides that the Company shall not indemnify such persons to the extent liability and losses are the result of negligence or misconduct in the case of an Interested Trustee, officer, employee, sponsor, controlling person or agent of the Company, or gross negligence or willful misconduct in the case of an Independent Trustee. Subject to the limits on indemnification under Section 17(i) of the 1940 Act, the Advisory Agreement provides that the Adviser shall not be protected against any liability to the Company or its shareholders by reason of willful misfeasance, bad faith or gross negligence on the Adviser’s part in the performance of its duties or by reason of the reckless disregard of its duties and obligations. The Company will also indemnify certain service providers, including the Administrator and the Company’s auditors, as well as consultants and sourcing, operating and joint venture partners. Such liabilities may be material and may have an adverse effect on the returns to the Company investors. The indemnification obligation of the Company would be payable from the assets of the Company. The application of the indemnification and exculpation standards may result in Company investors bearing a broader indemnification obligation in certain cases than they would in the absence of such standards. As a result of these considerations, even though such provisions will not act as a waiver on the part of any investor of any of its rights which are not permitted to be waived under applicable law, the Company may bear significant financial losses even where such losses were caused by the conduct, as described above, of such indemnified persons.

Portfolio Valuation Risk. The Adviser, subject to the oversight of the Board, will determine the valuation of the Company’s investments. It is expected that most of the Company’s investments will not have readily available market quotations, which will require the Adviser to estimate, in accordance with the Adviser’s valuation policies, the fair value of such investments on the valuation date. Fair value pricing is based on subjective judgments, and it is possible that the fair value of a security may differ materially from the value that would be realized if the security were sold. Absent bad faith or manifest error, valuation determinations of the Adviser will be conclusive and binding on the Company investors.

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

Due Diligence Risk. When conducting due diligence and making an assessment regarding a potential investment, the Adviser will be required to rely on resources available to it, including internal sources of information as well as information provided by existing and potential obligors, any equity sponsor(s), lenders and other independent sources. The due diligence process may at times rely on limited or incomplete information.

The Adviser will select investments for the Company in part on the basis of publicly available information filed with various government regulators or information made directly available to the Adviser. Although the Adviser will evaluate all such information and data and seek independent corroboration when it considers it appropriate and reasonably available, the Adviser may not be in a position to confirm the completeness, genuineness or accuracy of such information and data. The Adviser is dependent upon the integrity of the management of the entities filing such information and of such companies and third parties providing such information, as well as the financial reporting process in general. The value of an investment made by the Company may be affected by fraud, misrepresentation or omission on the part of a company or any related parties to such company, or by other parties to the investment (or any related collateral and security arrangements). Such fraud, misrepresentation or omission may adversely affect the value of the investment and/or the value of the collateral underlying the investment in question and may adversely affect the Company’s ability to enforce its contractual rights relating to that investment or the relevant obligor’s ability to repay the principal or interest on the investment.

In addition, the Adviser may rely upon independent consultants or experts in connection with its evaluation of proposed investments. There can be no assurance that these consultants or experts will accurately evaluate such investments. Investment analyses and decisions by the Adviser may be undertaken on an expedited basis in order to make it possible for the Company to take advantage of short-lived investment opportunities. In such cases, the available information at the time of an investment decision may be limited, inaccurate and/or incomplete. In addition, the financial information available to the Adviser may not be accurate or provided based upon accepted accounting methods. Accordingly, the Adviser cannot guarantee that the due diligence investigation it carries out with respect to any investment opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity which may have a material adverse effect on the performance of the Company.

Non-Specified Investments and Discretion in Determining Use of Proceeds. The Adviser has not yet identified the potential investments that the Company will acquire with the net proceeds of our offering, and the net proceeds of our offering will be used to finance or invest in companies that will not be meaningfully described to the shareholders prior to such investment. No assurance can be given as to when the Company will fund any investments. Shareholders will not have an opportunity to evaluate the specific merits or risks of any prospective investment. As a result, shareholders will be dependent on the judgment of the Adviser in connection with the investment and management of the proceeds of our offering, including the selection of the investments. The number of investments that the Company makes, and diversification of its investments may be dependent on the amount of proceeds raised herein and will be reduced if less than the maximum amount of the offering is raised. There can be no guarantee that a sufficient number of investments will be available and that the Company will therefore be able to invest all funds committed by the shareholders.

Compliance with Applicable Law. Although the Adviser will seek for it and the Company to comply with all U.S. federal, state and local lending regulations and to obtain all required licenses, there is no assurance that the Adviser or the Company will be able to obtain all required licenses or always be compliant or that there will not be allegations of non-compliance even if the Adviser and the Company were or are fully compliant. Any violation of applicable law or failure to comply with regulatory requirements could result in, among other things, revocation of required licenses or registrations, loss of approval status, termination of contracts without compensation, damages, fines, penalties, litigation costs, investigation costs and even restrictions on the ability of the Company’s ability to conduct business.

Litigation Risk. The Adviser will act in good faith and use reasonable judgment in managing the Company. It is impossible for the Adviser to foresee what allegations may be brought by a regulatory agency or a third party, and the Adviser will seek to avoid litigation, if, in the Adviser’s judgment, the circumstances warrant an alternative resolution. If an allegation is brought or litigation is commenced against the Company, the Company will incur legal fees and costs to respond to the allegations and to defend any resulting litigation, this could have an adverse effect on the Company’s financial performance.

Possession of Material Non-Public Information, Limiting the Adviser’s Discretion. From time to time, the Adviser (in its capacity as investment manager of investment vehicles, funds or accounts or in connection with investment activities on its own behalf) and its affiliates receive material non-public information with respect to issuers of publicly-traded securities or other securities in connection with, among other examples, acquisitions, refinancings, restructurings of such issuers that the Adviser reviews or participates in, oftentimes unrelated to its management of the Company. In such circumstances, the Company may be prohibited, by law, contract or by virtue of the Adviser’s policies and procedures, from (i) selling all or a portion of a position in such issuer, thereby potentially incurring trading losses as a result, (ii) establishing an initial position or taking any greater position in such issuer, and (iii) pursuing other investment opportunities related to such issuer. In order to prevent the portfolio managers of the Company from receiving material, non-public information that may prevent them from being able to trade in investments in other accounts the portfolio managers manage, portfolio management personnel (including the portfolio managers, research analysts, and traders) may be subject to information barriers and prevented from accessing certain information regarding Company investments to which investors are otherwise entitled, such as information about a borrower’s business prospects, financial situation and liquidity situation.

Systems and Operational Risks. The Company depends on the Adviser to develop and implement appropriate systems for the Company’s activities. The Company also relies heavily and on a regular basis on financial, accounting and other data processing systems to evaluate investments, to monitor its portfolio and capital, and to generate risk management and other reports that are critical to oversight of the Company’s activities. In addition, the Company relies on information systems to store sensitive information about the Company, the Adviser, their affiliates and the shareholders. Certain of the Company’s and the Adviser’s activities will be dependent upon systems operated by third parties, including custodians, market counterparties and other service providers, and the Company and the Adviser may not be in a position to adequately verify the risks or reliability of such third-party systems. These programs or systems may be subject to certain defects, failures or interruptions, including, but not limited to data or securities price data errors, mathematical or statistical errors, or computer system implementation errors or other errors, omissions, imperfections and malfunctions, including those caused by computer “worms,” viruses and power failures. Failures in the systems employed by the Adviser, Administrator, custodians, counterparties, exchanges and similar clearance and settlement facilities and other parties could result in mistakes made in the confirmation or settlement of transactions, or in transactions not being properly booked, evaluated or accounted for. Disruptions in the Company’s operations or breach of the Company’s information systems may cause the Company to suffer, among other things, financial loss, the disruption of its business, liability to third parties, regulatory penalties or reputational damage. Any of the foregoing failures or disruptions could have a material adverse effect on the Company and the shareholders’ investment therein.

Reliance on Data; Data Errors. The Adviser is highly reliant on the gathering, cleaning, culling and analysis of large amounts of data from third-party and other external sources. It is not possible or practicable, however, to factor all relevant, available data into economic forecasts or trading decisions. The Adviser will use its discretion to determine what data to gather with respect to any investment and what subset of that data the research models take into account to produce forecasts that may have an impact on ultimate investment decisions. In addition, it is inevitable that not all desired or relevant data will be available to, or processed by, the Adviser at all times. In these cases, the Adviser may continue to generate forecasts and make investment decisions based on the data available to it. In addition, the Adviser may determine that certain available data, while potentially useful in generating forecasts or making investment decisions, is not cost effective to gather due to either the technology costs or third-party vendor costs and, in these cases, the Adviser will not utilize the subject data. Investors should be aware that there is no guarantee that the data actually utilized in making investment decisions will be the most accurate data available or even free of errors. Investors should assume that the foregoing limitation and risks associated with gathering, cleaning, culling and analysis of large amounts of data from third party and other external sources are an inherent part of investing with an adviser such as the Adviser.

Public Disclosure Obligations. The Company, the Adviser or their respective affiliates, service providers, or agents may from time to time be required or may, in their discretion, determine that it is advisable to disclose certain information about the Company and the Company investors, including investments held directly or indirectly by the Company and the names and level of beneficial ownership of certain of the Company investors, to (i) regulatory or taxing authorities of certain jurisdictions, which have or assert jurisdiction over the disclosing party or in which the Company directly or indirectly invests, or (ii) any lenders, counterparty of, or service provider to, the Adviser or the Company (and its subsidiaries). Disclosure of confidential information under such circumstances will not be regarded as a breach of any duty of confidentiality and, in certain circumstances, the Company, the Adviser or any of their affiliates, service providers or agents, may be prohibited from disclosing to any Company investor that any such disclosure has been made.

Cybersecurity Risk. With the increased use of technologies such as the Internet and cloud computing to conduct business, the Company is susceptible to operational, information security and related risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking” or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber incidents affecting the Company’s or the Adviser’s service providers have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with the Company’s ability to value its investments, impediments to trading, the inability of shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. Similar adverse consequences could result from cyber incidents affecting counterparties with which the Company engages in transactions, governmental and other regulatory authorities, exchange and other financial market operators, banks, brokers, dealers, insurance companies and other financial institutions (including financial intermediaries and service providers) and other parties. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While the Company’s service providers have established business continuity plans in the event of, and risk management systems to prevent, such cyber incidents, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, the Company cannot control the cyber security plans and systems put in place by its service providers or any other third parties whose operations may affect the Company or its shareholders. The Company and its shareholders could be negatively impacted as a result.

Technology Systems Risk. The Company depends on the Adviser to develop and implement appropriate systems for its activities. The Company may rely on computer programs to evaluate certain securities and other investments, to monitor their portfolios, to trade, clear and settle securities transactions and to generate asset, risk management and other reports that are utilized in the oversight of the Company’s activities. In addition, certain of the Company’s and the Adviser’s operations interface with or depend on systems operated by third parties, including loan servicers, custodians and administrators, and the Adviser may not always be in a position to verify the risks or reliability of such third-party systems. For example, the Company and the Adviser generally expect to provide statements, reports, notices, updates, requests and any other communications in electronic form, such as e-mail or posting on a web-based reporting site or other internet service, in lieu of or in addition to sending such communications as hard copies via fax or mail. These programs or systems may be subject to certain defects, failures or interruptions, including, but not limited to, those caused by ‘hacking’ or other security breaches, computer ‘worms,’ viruses and power failures. Such failures could cause settlement of trades to fail, lead to inaccurate accounting, recording or processing of trades and cause inaccurate reports, which may affect the Company’s ability to monitor its investment portfolio and its risks. Any such defect or failure could cause the Company to suffer financial loss, disruption of its business, liability to clients or third parties, regulatory intervention or reputational damage.

No Registration as an Investment Company. While the Company is not registered as an investment company under the 1940 Act, it will be subject to regulation as a BDC under the 1940 Act and will be required to adhere to the provisions of the 1940 Act applicable to BDCs.

Rights Against Third Parties, Including Third-Party Service Providers. The Company is reliant on the performance of third-party service providers, including the Adviser, the Administrator, auditors, legal advisers, lenders, bankers, brokers, consultants, sourcing, operating and joint venture partners and other service providers (collectively, “Service Providers”). Further information regarding the duties and roles of certain of these Service Providers is provided in this report. The Company may bear the risk of any errors or omissions by such Service Providers. In addition, misconduct by such Service Providers may result in reputational damage, litigation, business disruption and/or financial losses to the Company. Each Company investor’s contractual relationship in respect of its investment in Common Shares of the Company is with the Company only and Company investors are not in contractual privity with the Service Providers. Therefore, generally, no Company investor will have any contractual claim against any Service Provider with respect to such Service Provider’s default or breach. Accordingly, Company investors must generally rely upon the Adviser to enforce the Company’s rights against Service Providers. In certain circumstances, which are generally not expected to prevail, Company investors may have limited rights to enforce the Company’s rights on a derivative basis or may have rights against Service Providers if they can establish that such Service Providers owe duties to the Company investors. In addition, Company investors will have no right to participate in the day-to-day operation of the Company and decisions regarding the selection of Service Providers. Rather, the Adviser will select the Company’s Service Providers and determine the retention and compensation of such providers without the review by or consent of the Company investors. The Company investors must therefore rely on the ability of the Adviser to select and compensate Service Providers and to make investments and manage and dispose of investments.

Lack of Diversification Risk. The Company is classified as a non-diversified investment company within the meaning of the 1940 Act, which means that the Company is not limited by the 1940 Act with respect to the proportion of its assets that it may invest in securities of a single issuer. To the extent that the Company assumes large positions in the securities of a small number of issuers, its NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. The Company may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the Company’s asset diversification requirements as a RIC under the Code, the Company does not have fixed guidelines for diversification, and its investments could be concentrated in relatively few portfolio companies. Although the Company is classified as a non-diversified investment company within the meaning of the 1940 Act, it maintains the flexibility to operate as a diversified investment company. To the extent that the Company operates as a non-diversified investment company, it may be subject to greater risk.

During the period of time in which the Company is deploying its initial capital, the Company may make a limited number of investments. In addition, the Company does not have fixed guidelines for diversification by industry or type of security, and investments may be concentrated in only a few industries or types of securities. Further, if the expected amount of leverage is not obtained or deployed, the Company may be more concentrated in an investment than originally anticipated. As a result, the Company’s investments may be concentrated and the poor performance of a single investment may have pronounced negative consequences to the Company and the aggregate returns realized by the Company investors.

Consultation with Sourcing and Operating Partners Risk. In certain circumstances, sourcing and operating partners may be aware of and consulted in advance in relation to certain investments made by the Company. While sourcing and operating partners will be subject to confidentiality obligations, they are not restricted from engaging in any activities or businesses that may be similar to the business of the Company or competitive with the Company. In particular, sourcing and operating partners may use information available to them as sourcing and operating partners of the Adviser in a manner that conflicts with the interests of the Company. Except in limited circumstances, the sourcing and operating partners are generally not obligated to account to the Adviser for any profits or income earned or derived from their activities or businesses or inform the Adviser of any business opportunity that may be appropriate for the Company.

Timing of Realization of Investments. The Adviser, in its discretion, may seek to realize the Company’s investments earlier than originally expected, which may be accomplished through one or more transactions, including transactions with another investment fund or account sponsored or managed by Lord Abbett or its affiliates, which will be for a price equal to the fair value of such investment. The value of a security in a transaction between the Company and an account sponsored or managed by Lord Abbett or its affiliates, subject to approval by the Board, will be determined by the Adviser and verified by one or more third-party valuation services. The Adviser may seek such realizations in order to support the Company’s target risk/return profile with respect to the Company’s unrealized investments, taking into account factors such as, but not limited to, the Company’s expense ratio relative to such assets and the availability of, or repayment obligations with respect to, any credit facilities.

Risks Relating to the Use of Proceeds. The Company intends to use the net proceeds from the offering to (1) make investments in accordance with its investment strategy and policies, (2) pay its operating expenses, (3) fund repurchases under its share repurchase program, and (4) for general corporate purposes. Generally, the Company’s policy will be to pay distributions and operating expenses from cash flow from operations, however, it is not restricted from funding these items from proceeds from the offering or other sources and may choose to do so, particularly in the earlier part of the offering. While the Company generally intends to make all distributions of net proceeds in accordance with the above, the amount and timing of distributions from the Company to the Company investors will be at the discretion of the Board, who may also direct that amounts available for distribution be retained in the Company (i) to be used to satisfy, or establish reserves for, the Company’s current or anticipated obligations (including management fees, incentive fees and any other expenses) or (ii) for reinvestment of the cost basis of an investment. Accordingly, there can be no assurance as to the timing and amount of distributions from the Company.

Risk of Electronic Delivery of Certain Documents. Shareholders will be deemed to consent to electronic delivery or posting to the Administrator’s website or other service of: (i) certain closing documents such as the Declaration of Trust, the Bylaws and the Subscription Agreements; (ii) any notices or communications required or contemplated to be delivered to the Company investors by the Company, the Adviser, or any of their respective affiliates, pursuant to applicable law or regulation; (iii) certain tax-related information and documents; and (iv) notices, requests, demands, consents or other communications and any financial statements, reports, schedules, certificates or opinions required to be provided to the Company investors under any agreements. There are certain costs and possible risks associated with electronic delivery. Moreover, the Adviser cannot provide any assurance that these communication methods are secure and will not be responsible for any computer viruses, problems or malfunctions resulting from the use of such communication methods. See “– Technology Systems Risk” and “Cybersecurity Risk” above.

Risks Relating to Handling of Mail. Mail addressed to the Company and received at its registered office will be forwarded unopened to the forwarding address supplied by the Company to be processed. None of the Company, the Adviser or any of their trustees, officers, advisers or Service Providers will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address.

General Credit Risks. The Company may be exposed to losses resulting from default and foreclosure of any such loans or interests in loans in which it has invested. Therefore, the value of underlying collateral, the creditworthiness of borrowers and the priority of liens are each of great importance in determining the value of the Company’s investments. In the event of foreclosure, the Company or an affiliate thereof may assume direct ownership of any assets collateralizing such foreclosed loans. The liquidation proceeds upon the sale of such assets may not satisfy the entire outstanding balance of principal and interest on such foreclosed loans, resulting in a loss to the Company. Any costs or delays involved in the effectuation of loan foreclosures or liquidation of the assets collateralizing such foreclosed loans will further reduce proceeds associated therewith and, consequently, increase possible losses to the Company. In addition, no assurances can be made that borrowers or third parties will not assert claims in connection with foreclosure proceedings or otherwise, or that such claims will not interfere with the enforcement of the Company’s rights.

Volatility of Investment Prices. The prices of the Company’s investments can be volatile. In addition, price movements may also be influenced by, among other things, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and national and international political and economic events and policies. In addition, governments from time to time intervene in certain markets. Such intervention often is intended directly to influence prices and may cause or contribute to rapid fluctuations in asset prices, which may adversely affect the Company’s returns.

Syndication and/or Transfer of Investments Risk. The Company, directly or through the use of one or more taxable subsidiaries that are wholly owned or primarily controlled by the Company, may originate and/or purchase certain debt assets, including ancillary equity assets (“Assets”). The Company may also purchase certain Assets (including, participation interests or other indirect economic interests) that have been originated by other affiliated or unaffiliated parties and/or trading on the secondary market. The Company may, in certain circumstances, originate or purchase such Assets with the intent of syndicating and/or otherwise transferring a significant portion thereof, including to one or more offshore funds or accounts managed by the Adviser or any of its affiliates or to other third party investment firms. In such instances, the Company will bear the risk of any decline in value prior to such syndication and/or other transfer. In addition, the Company will also bear the risk of any inability to syndicate or otherwise transfer such Assets or such amount thereof as originally intended, which could result in the Company owning a greater interest therein than anticipated.

Raising Additional Capital. The Company may need additional capital to fund new investments and grow its portfolio of investments once it has fully invested the net proceeds of the offering. Unfavorable economic conditions could increase the Company’s funding costs or limit its access to the capital. A reduction in the availability of new capital could limit the Company’s ability to grow. In addition, the Company is required to distribute at least 90% of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to investors to maintain its qualification as a RIC. As a result, these earnings will not be available to fund new investments. An inability on the Company’s part to access the capital successfully could limit its ability to grow its business and execute its business strategy fully and could decrease its earnings, if any, which would have an adverse effect on the value of its securities.

Counterparty Risks. To the extent that contracts for investment will be entered into between the Company and a market counterparty as principal (and not as agent), the Company is exposed to the risk that the market counterparty may, in an insolvency or similar event, be unable to meet its contractual obligations to the Company. The Company may have a limited number of potential counterparties for certain of its investments, which may significantly impair the Company’s ability to reduce its exposure to counterparty risk. In addition, difficulty reaching an agreement with any single counterparty could limit or eliminate the Company’s ability to execute such investments altogether. Because certain purchases, sales, hedging, financing arrangements and other instruments in which the Company will engage are not traded on an exchange but are instead traded between counterparties based on contractual relationships, the Company is subject to the risk that a counterparty will not perform its obligations under the related contracts. Although the Company intends to pursue its remedies under any such contracts, there can be no assurance that a counterparty will not default and that the Company will not sustain a loss on a transaction as a result.

Return of Distributions to Satisfy Unpaid Debts of the Company. Under Delaware law, the investors could, under certain circumstances, be required to return distributions made by the Company to satisfy unpaid debts of the Company that were in existence at the time the distributions were made.

Changes in the Company’s Investment Objective, Operating Policies or Strategies Without Prior Notice or Investor Approval. The Company’s Board has the authority to modify or waive certain of the Company’s operating policies and strategies without prior notice (except as required by the 1940 Act) and without investor approval. However, absent investor approval, the Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC. The Company cannot predict the effect any changes to its current operating policies and strategies would have on its business, operating results and value of its Common Shares. Nevertheless, the effects may adversely affect the Company’s business and impact its ability to make distributions.

Changes to the Company’s Declaration of Trust Without Prior Investor Approval. Our Board may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including without limitation to classify the Board, to impose advance notice bylaw provisions for Trustee nominations or for shareholder proposals, to require super- majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.

Allocation of Investment Opportunities and Related Conflicts. The Company generally is prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the Independent Trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the Company’s outstanding voting securities is an affiliate of the Company for purposes of the 1940 Act, and the Company generally is prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the Independent Trustees. The 1940 Act also prohibits certain “joint” transactions with certain of the Company’s affiliates, which could include investments in the same issuers (whether at the same or different times), without prior approval of the Independent Trustees and, in some cases, the SEC. If a person acquires more than 25% of the Company’s voting securities, the Company will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit the Company’s ability to transact business with the Company’s officers or Trustees or their affiliates. These prohibitions will affect the manner in which investment opportunities are allocated between the Company and other funds managed by the Adviser or its affiliates. Most importantly, the Company generally is prohibited from co-investing with certain other accounts or affiliates of the Adviser in Lord Abbett-originated loans and financings unless the Company co-invests in accordance with the applicable regulatory guidance or an exemptive order it has received from the SEC permitting such co-investment activities. Accordingly, while the Adviser intends to allocate suitable opportunities among the Company and other accounts or affiliates of the Adviser based on the principles described above, the prohibition on co-investing with affiliates could significantly limit the scope of investment opportunities available to the Company. In particular, the decision by the Adviser to allocate an opportunity to one or more other accounts or to an affiliate of the Adviser, or the existence of a prior co-investment structure, might cause the Company to forgo an investment opportunity that it otherwise would have made. Similarly, the Company generally may be limited in its ability to invest in an issuer in which another account or affiliate of the Adviser had previously invested. The Company may in certain circumstances also be required to sell, transfer or otherwise reorganize assets in which the Company has invested with other accounts or affiliates of the Adviser at times that the Company may not consider advantageous.

Distributions Risk. The Company intends to pay monthly distributions to shareholders out of assets legally available for distribution commencing in calendar year 2025. The Company cannot guarantee that it will achieve investment results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions. If the Company is unable to satisfy the asset coverage test applicable to it as a BDC, or if the Company violates certain debt financing agreements, its ability to pay distributions to shareholders could be limited. All distributions will be paid at the discretion of the Company’s Board and will depend on the Company’s earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations, compliance with debt financing agreements and such other factors as the Board may deem relevant from time to time. The distributions the Company pays to investors in a year may exceed the Company’s current and accumulated earnings and profits and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

Investors who periodically receive the payment of a distribution from a RIC consisting of a return of capital for U.S. federal income tax purposes may be under the impression that they are receiving a distribution of the RIC’s net ordinary income or capital gains when they are not. Accordingly, investors should read carefully any written disclosure accompanying a distribution from the Company and the information about the specific tax characteristics of the Company’s distributions provided to investors after the end of each calendar year, and should not assume that the source of any distribution is the Company’s net ordinary income or capital gains.

Repurchase Program Risk. Our Board has adopted a share repurchase program, and may amend, suspend or terminate the share repurchase program at any time in its discretion. You may not be able to sell your Common Shares at all in the event our Board amends, suspends or terminates the share repurchase program. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be relied upon as a method to sell Common Shares promptly or at a desired price.

Timing of Repurchase May be Disadvantageous. In the event a shareholder chooses to participate in our share repurchase program, the shareholder will be required to provide us with notice of intent to participate prior to knowing what the NAV per share of the Common Shares being repurchased will be on the repurchase date. Although a shareholder will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent a shareholder seeks to sell Common Shares to us as part of our periodic share repurchase program, the shareholder will be required to do so without knowledge of what the repurchase price of our Common Shares will be on the repurchase date.

Market Disruption and Geopolitical Risk. Geopolitical and other events (e.g., wars, terrorism, social unrest, political or regulatory changes, diplomatic developments, the imposition of sanctions or tariffs, natural disasters, epidemics or pandemics) may disrupt securities markets and adversely affect global economies and markets, thereby decreasing the value of the Company’s investments. Sudden or significant changes in the supply or prices of commodities or other economic inputs may have material and unexpected effects on both global securities markets and individual countries, regions, sectors, companies, or industries, which could significantly reduce the value of the Company’s investments. Securities markets also may be susceptible to market manipulation or other fraudulent trading practices, which could disrupt the orderly functioning of markets, increase overall market volatility or reduce the value of investments traded in them, including investments of the Company.

Risks Relating to the Company’s Investments

Our investments may be risky and, subject to compliance with our 80% test and the 70% test for Qualifying Assets under the requirements for BDCs and certain other portfolio restrictions under the 1940 Act, there is no limit on the amount of any such investments in which we may invest.

Risks Associated with Portfolio Companies

•	General Risks. A fundamental risk associated with the Company’s investment strategy is that the companies in whose debt the Company invests will be unable to make regular payments (e.g., principal and interest payments) when due, or at all, or otherwise fail to perform. Portfolio companies could deteriorate as a result of, among other factors, an adverse development in their business, poor performance by their management teams, a change in the competitive environment, an economic downturn or legal, tax or regulatory changes. Portfolio companies that the Adviser expects to remain stable may in fact operate at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or to maintain their competitive position, or may otherwise have a weak financial condition or be experiencing financial distress.

•	Highly Leveraged Portfolio Companies. Portfolio companies may be highly leveraged, and there is no restriction on the amount of debt a portfolio company can incur. Substantial indebtedness may add additional risk with respect to a portfolio company, and could (i) limit its ability to borrow money for its working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes; (ii) require it to dedicate a substantial portion of its cash flow from operations to the repayment of its indebtedness, thereby reducing funds available to it for other purposes; (iii) make it more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; and/or (iv) subject it to restrictive financial and operating covenants, which may preclude it from favorable business activities or the financing of future operations or other capital needs. In some cases, proceeds of debt incurred by a portfolio company could be paid as a dividend to stockholders rather than retained by the portfolio company for its working capital. Leveraged companies are often more sensitive to declines in revenues, increases in expenses, and adverse business, political, or financial developments or economic factors such as a significant rise in interest rates, a severe downturn in the economy or deterioration in the condition of such companies or their industries. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

If a portfolio company is unable to generate sufficient cash flow to meet principal and interest payments to its lenders, it may be forced to take other actions to satisfy such obligations under its indebtedness. These alternative measures may include reducing or delaying capital expenditures, selling assets, seeking additional capital, or restructuring or refinancing indebtedness. Any of these actions could significantly reduce the value of the Company’s investment(s) in such portfolio company. If such strategies are not successful and do not permit the portfolio company to meet its scheduled debt service obligations, the portfolio company may also be forced into liquidation, dissolution or insolvency, and the value of the Company’s investment in such portfolio company could be significantly reduced or even eliminated.

•	Issuer/Borrower Fraud. Of paramount concern in originating loans is the possibility of material misrepresentation or omission on the part of borrowers or guarantors. Such inaccuracy or incompleteness may adversely affect the valuation of the collateral underlying the loans or may adversely affect the ability of the Company or its affiliates to perfect or effectuate a lien on the collateral securing the loan. The Company or its affiliates will rely upon the accuracy and completeness of representations made by borrowers to the extent reasonable but cannot guarantee such accuracy or completeness.

•	Reliance on Company Management. The Adviser generally will seek to monitor the performance of investments in operating companies either through interaction with the owners of the applicable company (typically a financial sponsor) and/or by maintaining an ongoing dialogue with the company’s management team. However, the Company generally will not be in a position to control any borrower by virtue of investing in its debt and the portfolio company’s management will be primarily responsible for the operations of the company on a day-to-day basis. Although it is the intent of the Company to invest in companies with strong management teams, there can be no assurance that the existing management team, or any new one, will be able to operate the company successfully. In addition, the Company is subject to the risk that a borrower in which it invests may make business decisions with which the Company disagrees and the management of such borrower, as representatives of the common equity holders, may take risks or otherwise act in ways that do not serve the interests of the debt investors, including the Company. Furthermore, in exercising its investment discretion, the Adviser may in certain circumstances commit funds of the Company to other entities that will be given a mandate to make certain investments consistent with the Company’s investment objective and that may earn a performance-based fee on those investments. Once such a commitment is made, such entities will have full control over the investment of such funds, and the Adviser will cease to have such control.

•	Environmental Matters. Ordinary operation or the occurrence of an accident with respect to the portfolio companies in which the Company invest could cause major environmental damage, which may result in significant financial distress to the Company’s investments and any portfolio company holding such assets, even if covered by insurance. Certain environmental laws and regulations may require that an owner or operator of an asset address prior environmental contamination, which could involve substantial cost and other liabilities. The Company (and the Company investors) may therefore be exposed to substantial risk of loss from environmental claims arising in respect of its investments. Furthermore, changes in environmental laws or regulations or the environmental condition of an investment may create liabilities that did not exist at the time of its acquisition and that could not have been foreseen. Even in cases where the Company are indemnified by the seller with respect to an investment against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or the ability of the Company to achieve enforcement of such indemnities. See also “– Provision of Managerial Assistance and Control Person Liability” below.

•	No Readily Determinable Valuation. The Company expects that many of its portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable and will be valued at fair value as determined in good faith by the Adviser, including to reflect significant events affecting the value of the Company’s investments. Most, if not all, of the Company’s investments (other than cash and cash equivalents) will be classified as Level 3 assets under Topic 820 of the U.S. Financial Accounting Standards Board’s Accounting Standards Codification, as amended, Fair Value Measurements and Disclosures. This means that the Company’s portfolio valuations will be based on unobservable inputs and the Company’s assumptions about how market participants would price the asset or liability in question. The Company expects that inputs into the determination of fair value of portfolio investments will require significant management judgment or estimation. The Company expects to retain the services of one or more independent service providers to review the valuation of the Company’s investments in loans. The types of factors that may be taken into account in determining the fair value of investments generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. The Company’s NAV could be adversely affected if determinations regarding the fair value of the Company’s investments were materially higher than the values that the Company ultimately realizes upon the disposal of such loans and securities. In addition, the method of calculating the Base Management Fee and Incentive Fee may result in conflicts of interest between the Adviser, on the one hand, and investors on the other hand, with respect to the valuation of investments.

•	Follow-On Investments in Portfolio Companies. Following an initial investment in a portfolio company, the Company may make additional investments in that portfolio company as “follow-on” investments, in order to:

▪	attempt to preserve or enhance the value of the Company’s investment;

▪	invest in various growth or merger and acquisition related initiatives;

▪	increase or maintain in whole or in part the Company’s debt or equity ownership percentage; or

▪	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing.

The Company may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments.

The Company has the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and the Company’s initial investment, or may result in a missed opportunity for the Company to increase its participation in a successful operation. Even if the Company has sufficient capital to make a desired follow-on investment, it may elect not to make a follow-on investment because it may not want to increase its concentration of risk, because it prefers other opportunities or because it is inhibited by compliance with BDC requirements, or compliance with the requirements for maintenance of its RIC status.

•	Equity Interests in Portfolio Companies. The Company does not generally intend to take controlling equity positions in the Company’s portfolio companies. To the extent that the Company does not hold a controlling equity interest in a portfolio company, it will be subject to the risk that such portfolio company may make business decisions with which the Company disagrees, and the stockholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to the Company’s interests. Due to the lack of liquidity for the debt and equity investments that the Company typically holds in portfolio companies, the Company may not be able to dispose of its investments in the event it disagrees with the actions of a portfolio company and may therefore suffer a decrease in the value of its investments.

•	Defaults by Portfolio Companies. A portfolio company’s failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on the portfolio company’s assets representing collateral for its obligations. This could trigger cross defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that the Company holds and the value of any equity securities the Company owns. The Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

•	Third Party Litigation. The Company’s investment activities subject it to the normal risks of becoming involved in litigation initiated by third parties. This risk is somewhat greater where the Company exercises control or influence over a company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent willful misconduct or gross negligence by the Adviser, be borne by the Company (to the extent not borne by the portfolio companies) and would reduce net assets or could require Company investors to return to the Company distributed capital and earnings. The Adviser and others are indemnified in connection with such litigation, subject to certain conditions.

•	Artificial Intelligence and Machine Learning Technology Risk. Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “AI”), and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.

Recent technological advances in AI pose risks to the Company, the Adviser and the Company’s portfolio investments. The Company and its portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. The Company and its portfolio companies may not be in a position to control the use of AI technology in third-party products or services. Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming accessible by other third-party AI applications and users. While the Adviser does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to the Company’s business, the Adviser’s business and the business of the Company’s portfolio companies, including by potentially significantly disrupting the markets in which the Company and its portfolio companies operate or subjecting the Company, its portfolio companies and the Adviser to increased competition and regulation, which could materially and adversely affect the business, financial condition or results of operations of the Company, its portfolio companies and the Adviser. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by the Company’s portfolio companies and the Adviser.

Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error — potentially materially so — and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that the Company or its portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on the Company or its investments.

AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

Nature of Investments Risk. The Adviser will have broad discretion in making investments for the Company. There can be no assurance that the Adviser will correctly evaluate the nature or magnitude of the various factors that could affect the value of and return on the Company’s investments. Prices of investments may be volatile, and a variety of factors that are inherently difficult to predict, such as domestic or international economic and political developments, may significantly affect the results of the Company’s activities and the value of its investments. These factors and others may significantly affect the results of the Company’s activities and the value of its investments.

An investment in the Company is suitable only for those investors willing to risk losing some or all of their principal investment and who have the experience and ability to evaluate the risks and merits of an investment in the Company. Potential investors should consult with their investment advisers, attorneys and accountants prior to investing in the Company.

Provision of Managerial Assistance and Control Person Liability. The Company may obtain rights to participate in the governance of certain of the Company’s portfolio companies. In such instances, the Company typically will designate representatives to serve on the boards of portfolio companies. The designation of representatives and other measures contemplated could expose the assets of the Company to claims by a portfolio company, its security holders and its creditors, including claims that the Company is a controlling person and thus is liable for securities laws violations and other liabilities of a portfolio company. The exercise of control over a company may impose additional risks of liability for environmental damage, product defects, failure to supervise management, violation of governmental regulations (including securities laws) or other types of liability in which the limited liability generally characteristic of business ownership may be ignored. If these liabilities were to arise, the Company might suffer a significant loss. These measures also could result in certain liabilities in the event of the bankruptcy or reorganization of a portfolio company, could result in claims against the Company if the designated board members violate their fiduciary or other duties to a portfolio company or fail to exercise appropriate levels of care under applicable corporate or securities laws, environmental laws or other legal principles, and could expose the Company to claims that it has interfered in management to the detriment of a portfolio company. While the Adviser intends to operate the Company in a way that will minimize the exposure to these risks, the possibility of successful claims cannot be precluded, nor can there be any assurance as to whether laws, rules, regulations and court decisions will be expanded or otherwise applied in a manner that is adverse to portfolio companies and the Company and the Company investors.

Adverse Developments in the Debt Capital Markets. Recent market and economic conditions have been unprecedented and challenging. Continued concerns about the systemic impact of inflation, energy costs, the pandemic, geopolitical issues, the availability and cost of credit, sovereign debt levels, the mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to volatility of unprecedented levels. The factors described above have led to an overall reduction in liquidity in the debt capital markets, including sources of liquidity that the Company may wish to utilize. Such conditions could reduce the availability of leverage to the Company, its investments, and potential purchasers of the Company’s investments or make such leverage more expensive to obtain, thereby adversely affecting the performance of the Company.

Market Risk. The success of the Company’s activities will be affected by general economic and market conditions, such as interest rates, inflation rates, industry conditions, competition, technological developments, tax laws, availability of credit, economic uncertainty, changes in laws (including laws relating to taxation of the Company’s investments), trade barriers (such as tariffs or sanctions), currency exchange controls, and national and international political circumstances (including wars, terrorist acts or security operations). These factors may affect, among other things, the level and volatility of securities’ prices, the liquidity of the Company’s investments and the availability of certain securities and investments. Volatility or illiquidity could impair the Company’s profitability or result in losses. The Company may maintain substantial trading positions that can be materially adversely affected by the level of volatility in the financial markets—the larger the positions, the greater the potential for loss. Global markets have recently experienced unprecedented volatility and losses. The effects thereof are continuing and there can be no assurance that the Company will not be materially adversely affected. Furthermore, none of these conditions is within the control of the Adviser.

Temporary Investments; Use of Cash and Cash Equivalents Risk. Pending investment in other types of Qualifying Assets (including directly originated loans and broadly syndicated loans), the Company’s investments can consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of the Company’s assets would be Qualifying Assets. Generally, these securities offer less potential for gains than other types of securities.

Exposure to Foreign Markets Risk. While the Company does not expect to invest in securities of issuers located in foreign markets as a principal investment strategy, it may invest in such securities if the Adviser believes it is advantageous to do so. Foreign securities, foreign currencies, and securities issued by U.S. entities with substantial foreign operations may involve significant risks in addition to the risks inherent in U.S. investments. Investments in securities and instruments in emerging and developing markets could involve substantial risks not typically associated with investing in more established markets, including, without limitation, those set forth below under “— Non-U.S. Securities Risk.”

Foreign investments involve risks relating to local political, economic, regulatory, or social instability, military action or unrest, or adverse diplomatic developments, and may be affected by actions of foreign governments adverse to the interests of U.S. investors. Such actions may include expropriation or nationalization of assets, confiscatory taxation, restrictions on U.S. investment or on the ability to repatriate assets or convert currency into U.S. dollars, or other government intervention. From time to time, the Adviser and/or its affiliates may determine that, as a result of regulatory requirements that may apply to it and/or its affiliates due to investments in a particular country, investments in the securities of issuers domiciled or listed on trading markets in that country above certain thresholds (which may apply at the account level or in the aggregate across all accounts managed by the Adviser and/or its affiliates) may be impractical or undesirable. In such instances, the Adviser may limit or exclude investment in a particular issuer, and investment flexibility may be restricted. Additionally, governmental issuers of foreign debt securities may be unwilling to pay interest and repay principal when due and may require that the conditions for payment be renegotiated. There is no assurance that the Adviser will be able to anticipate these potential events or counter their effects. In addition, the value of securities denominated in foreign currencies and of dividends and interest paid with respect to such securities will fluctuate based on the relative strength of the U.S. dollar.

Foreign security trading, settlement, custodial practices (including those involving securities settlement where fund assets may be released prior to receipt of payment), and creditor protection are often less developed than those in U.S. markets and may result in increased investment or valuation risk or substantial delays in the event of a failed trade or the insolvency of, or breach of duty by, a foreign broker-dealer, securities depository, or foreign sub-custodian. In addition, the costs associated with foreign investments, including withholding taxes, brokerage commissions, and custodial costs, are generally higher than with U.S. investments.

Foreign markets may offer less protection to investors than U.S. markets and tend to be less regulated. Foreign issuers are generally not bound by uniform accounting, auditing, and financial reporting requirements and standards of practice comparable to those applicable to U.S. issuers. Adequate public information on foreign issuers may not be available, and it may be difficult to secure dividends and information regarding corporate actions on a timely basis. In general, there is less overall governmental supervision and regulation of securities exchanges, brokers, and listed companies than in the United States. Regulatory enforcement may be influenced by economic or political concerns, and investors may have difficulty enforcing their legal rights in foreign countries.

Some foreign securities impose restrictions on transfer within the United States or to U.S. persons. Although securities subject to such transfer restrictions may be marketable abroad, they may be less liquid than foreign securities of the same class that are not subject to such restrictions.

The risks of foreign investing may be magnified for investments in emerging markets. Security prices in emerging markets can be significantly more volatile than those in more developed markets, reflecting the greater uncertainties of investing in less established markets and economies. In particular, countries with emerging markets may have relatively unstable governments, may present the risks of nationalization of businesses, restrictions on foreign ownership and prohibitions on the repatriation of assets, and may have less protection of property rights than more developed countries. The economies of countries with emerging markets may be based on only a few industries, may be highly vulnerable to changes in local or global trade conditions, and may suffer from extreme and volatile debt burdens or inflation rates. Local securities markets may trade a small number of securities and may be unable to respond effectively to increases in trading volume, potentially making prompt liquidation of holdings difficult or impossible at times.

Credit Risk. Performance may be affected by the default or perceived credit impairment of the Company’s investments and by general or sector specific credit spread widening. Credit risks associated with the Company’s investments include (among others): (i) the possibility that earnings of the obligor may be insufficient to meet its debt service obligations; (ii) the obligor’s assets declining in value; and (iii) the declining creditworthiness, default and potential for insolvency of the obligor during periods of rising interest rates and economic downturn. An economic downturn and/or rising interest rates could severely disrupt the market for the investments and adversely affect the value of the Company’s investments and the ability of the obligors thereof to repay principal and interest. In turn, this could have a material adverse effect on the performance of the Company, and, by extension, the Company’s business, financial condition, results of operations and the value of the Common Shares. In the event of a default by a borrower, the Company will bear a risk of loss of principal and accrued interest on that investment. Any such investment may become defaulted for a variety of reasons, including non-payment of principal or interest, as well as breaches of contractual covenants. A defaulted investment may become subject to workout negotiations or may be restructured by, for example, reducing the interest rate, a write-down of the principal, and/or changes to its terms and conditions. Any such process may be extensive and protracted over time, and therefore may result in substantial uncertainty with respect to the ultimate recovery on the defaulted investments. In addition, significant costs might be imposed on the lender, further affecting the value of the investment. The liquidity in such defaulted investment may also be limited and, where a defaulted investment is sold, it is unlikely that the proceeds from such sale will be equal to the amount of unpaid principal and interest owed on that investment. This would have a material adverse effect on the value of the Company’s portfolio, and, by extension, the Company’s business, financial condition, results of operations and the value of the Common Shares. In the case of secured loans, restructuring can be an expensive and lengthy process which could have a material negative effect on the Company’s anticipated return on the restructured loan. By way of example, it would not be unusual for any costs of enforcement to be paid out in full before the repayment of interest and principal. This would substantially reduce the Company’s anticipated return on the restructured loan.

Insolvency of Issuers, Counterparties, and Intermediaries. Issuers of securities held by the Company or counterparties to Company transactions that become insolvent or declare bankruptcy can pose special investment risks. In each circumstance, risk of loss, valuation uncertainty, increased illiquidity, and other unpredictable occurrences may negatively impact an investment. Each of these risks may be amplified in foreign markets, where security trading, settlement, custodial practices and creditor protection can be less developed than those in the U.S. markets, and bankruptcy laws differ from those of the U.S.

Forming CLOs Risk. To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers.

If we create a CLO, we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in the Common Shares.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to shareholders. To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests in the CLO.

The collateral manager for a CLO that we create may be the Company, the Adviser or an affiliate, and such collateral manager may be entitled to receive compensation for structuring and/or management services. To the extent the Adviser or an affiliate other than the Company serves as collateral manager and the Company is obligated to compensate the Adviser or the affiliate for such services, we, the Adviser or the affiliate will implement offsetting arrangements to assure that we, and indirectly, our shareholders, pay no additional fees to the Adviser or the affiliate in connection therewith. To the extent the Company serves as collateral manager, the Company will receive no fees for providing such collateral management services.

Non-Recourse Obligations Risk. The Company may invest in non-recourse obligations of issuers. Such obligations are payable solely from proceeds collected in respect of collateral pledged by an issuer to secure such obligations. None of the owners, officers, directors or incorporators of the issuers, board members, any of their respective affiliates or any other person or entity will be obligated to make payments on the obligations. Consequently, the Company, as holder of the obligations, must rely solely on distributions of proceeds of collateral debt obligations and other collateral pledged to secure obligations for payments due in respect of principal thereof and interest thereon. If distributions of such proceeds are insufficient to make payments on the obligations, no other assets will be available for such payments and following liquidation of all the collateral, the obligations of the issuers to make such payments will be extinguished.

Covenant-Lite Loans Risk. Some of the loans in which the Company may invest may be “covenant-lite” loans.” “Covenant-lite” loans refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, covenant-lite loans either do not have certain maintenance covenants that would require the issuer to maintain debt service or other financial ratios or do not contain common restrictions on the ability of the issuer to change significantly its operations or to enter into other significant transactions that could affect its ability to repay such loans. Ownership of covenant-lite loans may expose the Company to different risks, including with respect to liquidity, price volatility and ability to restructure loans, than is the case with loans that have financial maintenance covenants. Covenant-lite loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Furthermore, while these loans may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made by the same borrower, as it does not require the borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis as is required under a covenant-heavy loan agreement. Accordingly, to the extent the Company invests in covenant-lite loans, the Company may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

Debt Guaranteed by a Subsidiary of the Issuer Risk. The Company may invest in debt that is guaranteed by a subsidiary of the issuer. In some circumstances, guarantees of secured debt issued by subsidiaries of a portfolio company and held by the Company may be subject to fraudulent conveyance or similar avoidance claims made by other creditors of such subsidiaries under applicable insolvency laws. As a result, such creditors may take priority over the claims of the Company under such guarantees. Under federal or state fraudulent transfer law, a court may void or otherwise decline to enforce such debt and the Company would no longer have any claim against such portfolio company or the applicable guarantor. In addition, the court might direct the Company to disgorge any amounts already received from the portfolio company or a guarantor. In some cases, significant subsidiaries of portfolio companies may not guarantee the obligations of the portfolio company; in other cases, a portfolio company may have the ability to release subsidiaries as guarantors of the portfolio company’s obligations. The repayment of such investments may depend on cash flow from subsidiaries of a portfolio company that are not themselves guarantors of the portfolio company’s obligations.

Loans with Limited Amortization Requirements Risk. The Company may invest in loans that have limited mandatory amortization requirements. While such a loan may obligate a portfolio company to repay the loan out of asset sale proceeds or with annual excess cash flow, such requirements may be subject to substantial limitations and/or “baskets” that would allow a portfolio company to retain such proceeds or cash flow, thereby extending the expected weighted average life of the investment. In addition, a low level of amortization of any debt over the life of the investment may increase the risk that a portfolio company will not be able to repay or refinance the loans held by the Company when they come due at their final stated maturity.

Risks Related to Changes in Interest Rates. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the ability of the Company to control or to forecast. Interest rate risk is defined as the sensitivity of the Company’s current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between its assets and liabilities and the effect that interest rates may have on its cash flows. Debt securities have varying levels of sensitivity to changes in interest rates. When the Company chooses to borrow money to make investments, the Company’s net investment income will depend, in part, upon the difference between the rate at which the Company borrows funds and the rate at which the Company invests those funds. Changes in interest rates can also affect, among other things, the Company’s ability to acquire and originate loans and securities and the value of the Company’s investment portfolio. As a result, the Company can offer no assurance that a significant change in market interest rates would not have a material adverse effect on its net investment income in the event the Company uses debt to finance its investments. In periods of rising interest rates, the Company’s cost of funds would increase, which could reduce its net investment income. The Company’s net investment income is affected by fluctuations in various interest rates, including EURIBOR, BBSY, CORRA, SOFR, SONIA and SARON. The Company may use interest rate risk management techniques in an effort to limit its exposure to interest rate fluctuations. The Company regularly measures its exposure to interest rate risk and determines whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The Company currently, and may in the future, hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate the Company’s exposure to adverse fluctuations in interest rates, certain hedging transactions that the Company has entered into and may enter into in the future, such as interest rate swap agreements, may also limit the Company’s ability to participate in the benefits of changes in interest rates with respect to its portfolio investments. In addition, a rise in the general level of interest rates typically leads to higher interest rates applicable to the Company’s debt investments.

Following a campaign by the U.S. Federal Reserve of raising interest rates to address significant and persistent inflation in order to slow economic growth and reduce price pressure, in 2024 and 2025, the U.S. Federal Reserve announced several benchmark rate cuts. A prolonged reduction in interest rates will reduce the Company’s gross investment income and could result in a decrease in its net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that the Company earns on any portfolio investments, a decrease in the Company’s operating expenses, including with respect to its income incentive fee, or a decrease in the interest rate of the Company’s floating interest rate liabilities tied to SOFR.

Prepayment Risks. The terms of loans in which the Company invests may permit the borrowers to voluntarily prepay loans at any time, either with no or a nominal prepayment premium. This prepayment right could result in the borrower repaying the principal on an obligation held by the Company earlier than expected. This may happen when there is a decline in interest rates, an improvement in the credit market conditions, or the borrower’s improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt. The yield of the Company’s investments may be affected by the rate of prepayments differing from the Adviser’s expectations. To the extent early prepayments increase, they may have a material adverse effect on the Company’s investment objective and profits. In addition, if the Company is unable to reinvest the proceeds of such prepayments received in investments expected to be as profitable, the proceeds generated by the Company will decline as compared to the Adviser’s expectations.

Credit Markets Risk. Conditions in the credit markets may have a significant impact on the business of the Company. The credit markets in the United States have experienced a variety of difficulties and changed economic conditions in recent years that have adversely affected the performance and market value of many securities and financial instruments. There can be no assurance that the Company will not suffer material adverse effects from broad and rapid changes in market conditions in the future. Among other things, the level of investment opportunities may decline from the Adviser’s current expectations. As a result, fewer investment opportunities may be available to the Company, although if credit markets remain constrained, the Company may have the opportunity to take larger positions in potential transactions. One possible consequence is that the Company may take a larger than anticipated period to invest capital, as a result of which, at least for some period of time, the Company may be relatively concentrated in a limited number of investments. Consequently, during this period, the returns realized by the shareholders may be substantially adversely affected by the unfavorable performance of a small number of these investments.

Furthermore, market conditions may unfavorably impact the Company’s ability to secure leverage on terms as favorable as more established borrowers in the market, or to obtain any leverage on commercially feasible terms. To the extent the Company is able to secure financing for investments, increases in interest rates or in the risk spread demanded by financing sources would make the partial financing of investments with indebtedness more expensive and could limit the Company’s ability to structure and consummate its investments. Although the Adviser believes that the continued unfolding of the credit cycle will result in attractive investment opportunities, it may not be able to time its investments correctly, which could result in further depreciation in values. Furthermore, market conditions could deteriorate further, and the Company may be limited in its ability to realize investments already made by the Company due to difficulties in buyers’ ability to obtain financing on favorable terms, or to secure financing at all.

Convertible Securities Risk. The Company may invest in convertible securities, which are bonds, debentures, notes, preferred stocks or other securities that may be converted into or exchanged for a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula. A convertible security entitles its holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred stock, in each case, until the convertible security matures or is redeemed, converted or exchanged. Because of their embedded equity component, the value of convertible securities is sensitive to changes in equity volatility and price and a decrease in equity volatility and price could result in a loss for the Company. The debt characteristic of convertible securities also exposes the Company to changes in interest rates and credit spreads. The value of the convertible securities may fall when interest rates rise or credit spreads widen. The conversion value of a convertible security is determined by the market price of the underlying common stock. If the conversion value is low relative to the investment value, the price of the convertible security is governed principally by its investment value. To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible security will be increasingly influenced by its conversion value. A convertible security generally will sell at a premium over its conversion value by the extent to which investors place value on the right to acquire the underlying common stock while holding a fixed income security. Generally, the amount of the premium decreases as the convertible security approaches maturity. A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by the Company is called for redemption, the Company will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on the Company’s ability to achieve its investment objective. The Company’s exposure to these risks may be unhedged or only partially hedged.

Structured Credit Instruments Risk. The Company may invest in structured credit instruments. Structured securities are extremely complex and are subject to risks related to, among other things, the decline in value of assets in the collateral pool, changes in interest rates, the rate of defaults in the collateral pool, the exercise of redemption rights by more senior tranches and the possibility that a liquid market will not exist in when the Company seeks to sell its interest in a structured security.

Derivative Investments Risk. The Company may invest in derivative instruments or “derivatives” that include TRS agreements and other swaps, futures, options, structured securities and other instruments and contracts that are derived from, or the value of which is related to, one or more underlying securities, financial benchmarks, currencies or indices. Derivatives allow an investor to hedge or speculate upon the price movements of a particular security, financial benchmark currency or index at a fraction of the cost of investing in the underlying asset. The value of a derivative depends largely upon price movements in the underlying asset. Therefore, many of the risks applicable to trading the underlying asset are also applicable to derivatives of such asset. However, there are a number of other risks associated with derivatives trading. For example, because many derivatives are leveraged, and thus provide significantly more market exposure than the money paid or deposited when the transaction is entered into, a relatively small adverse market movement may expose the Company to the possibility of a loss exceeding the original amount invested. Derivatives may also expose investors to liquidity risk, as there may not be a liquid market within which to close or dispose of outstanding derivatives contracts.

All derivative instruments involve risks that are in addition to, and potentially greater than the risks of investing directly in securities and other more traditional assets, including:

•	Management Risks. Derivative products are specialized instruments that require investment techniques and risk analyses different from those associated with equities and fixed income securities. The use of a derivative requires an understanding not only of the underlying instrument but also of the derivative itself. In particular, the use and complexity of derivatives require the maintenance of adequate controls to monitor the transactions entered into and the ability to assess the risk that a derivative adds to the Company’s portfolio.

•	Counterparty Risks. This is the risk that a loss may be sustained by the Company as a result of the failure of the other party to a derivative (usually referred to as a “counterparty”) to comply with the terms of the derivative contract. The credit risk for exchange-traded derivatives is generally less than for over-the-counter (“OTC”) derivatives, since the clearinghouse, which is the issuer or counterparty to each exchange-traded or cleared derivative transaction is the counterparty to the derivative transaction. The Company may post or receive collateral related to changes in the market value of a derivative. The Company also may invest in derivatives that (i) do not require the counterparty to post collateral, (ii) require collateral but that do not provide for the Company’s security interest in it to be perfected, (iii) require significant upfront deposits unrelated to the derivatives’ intrinsic value, or (iv) do not require that collateral be regularly marked-to-market. When a counterparty’s obligations are not fully secured by collateral, the Company runs the risk of having limited recourse if the counterparty defaults.

•	Documentation Risks. Many derivative instruments also have documentation risk. Because the contract for each OTC derivative transaction is individually negotiated, the counterparty may interpret contractual terms (e.g., the definition of default) differently than the Company, and if it does, the Company may decide not to pursue its claims against the counterparty to avoid incurring the cost and unpredictability of legal proceedings. The Company, therefore, may be unable to obtain payments the Adviser believes are owed to the Company under derivative instruments or those payments may be delayed or made only after the Company has incurred the costs of litigation.

•	Liquidity Risks. If a derivative transaction is particularly large or if the relevant market is illiquid (as is the case with many OTC derivatives), it may not be possible to initiate a transaction or liquidate a position at an advantageous price. Less liquid derivative instruments also may fall more in price than other securities during market falls. During periods of market disruptions, the Company may have a greater need for cash to provide collateral for large swings in the mark-to-market obligations arising under the derivative instruments used by the Company. These risks may be further exacerbated by requirements under rules issued pursuant to recently enacted financial reform legislation.

•	Leverage Risks. Because many derivatives have a leverage component (i.e., a notional value in excess of the assets needed to establish or maintain the derivative position), adverse changes in the value or level of the underlying asset, rate or index can result in a loss substantially greater than the amount invested in the derivative itself. Certain derivatives have the potential for unlimited loss, regardless of the size of the initial investment.

•	Tax Uncertainties. The taxation of derivatives, including credit default swaps, TRS and other transactions in which the Company may participate, is subject to uncertainties. Such transactions may become subject to new laws and regulations, possibly with retroactive effect, as well as differing interpretations of existing law and regulations by the relevant taxing authorities. There can be no assurance that such changes in law or interpretation will not have a material adverse effect on the Company.

•	Other Risks. Other risks in using derivatives include the risk of mispricing or incorrect valuation of derivatives. Many derivatives, in particular OTC derivatives, are complex and their valuation often requires modeling and judgment, which increases the risk of mispricing or incorrect valuation. The pricing models used may not produce valuations that are consistent with the values the Company realizes when it closes or sells an OTC derivative. Valuation risk is more pronounced when the Company enters into OTC derivatives with specialized terms because the market value of those derivatives in some cases is determined in part by reference to similar derivatives with more standardized terms. Incorrect valuations may result in increased cash payment requirements to counterparties, over- and/or under- collateralization, and/or errors in calculation of the Company’s NAV.

The Company’s use of derivatives may not be effective or have the desired result. Derivatives involve the risk that changes in their value may not move as expected relative to the value of the assets, rates or indices they are designed to track. The risk may be more pronounced when outstanding notional amounts in the market exceed the amounts of the referenced assets. For example, the Company’s use of reverse repurchase agreements subjects it to interest costs based on the difference between the sale and repurchase price of the securities involved. Derivatives are also subject to currency and other risks. Moreover, suitable derivatives may not be available in all circumstances. For example, the economic costs of taking some derivatives positions may be prohibitive. In addition, the Adviser may decide not to use derivatives to hedge or otherwise reduce the Company’s risk exposures, potentially resulting in losses for the Company.

Counterparties to derivatives contracts may have the right to terminate such contracts if the Company’s NAV declines below a certain level over a specified period of time. The exercise of such a right by the counterparty could have a material adverse effect on the Company’s operations.

Rule 18f-4 under the 1940 Act regulates registered investment companies’ use of derivatives and certain related instruments (e.g., reverse repurchase agreements). This rule, among other things, limits derivatives exposure through one of two value-at-risk tests, requires funds to adopt and implement a derivatives risk management program (including the appointment of a derivatives risk manager and the implementation of certain testing requirements), and subjects funds to certain reporting requirements in respect of derivatives. To the extent the Company uses derivative instruments (excluding certain currency and interest rate hedging transactions) in a limited amount, it will not be subject to the full requirements of Rule 18f-4.

Illiquidity of Company Investments Risk. The market value of the Company’s investments will fluctuate with, among other things, changes in market rates of interest, general economic conditions, economic conditions in particular industries, the condition of financial markets and the financial condition of the issuers of the Company’s investments. In addition, the lack of an established, liquid secondary market for some investments may have an adverse effect on the market value of those investments and on the Adviser’s ability to dispose of them. Therefore, no assurance can be given that, if the Adviser decides to dispose of a particular investment, it will be able to dispose of such investment at the prevailing market price.

Default Risk. Defaults by the Company’s investments will harm the Company’s operating results. An investment’s failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults and, potentially, termination of its debt financing and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize an investment’s ability to meet its obligations under the debt or equity securities that the Company holds. The Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting investment.

Distressed and Highly Leveraged Companies Risk. The Company may make investments in restructurings that involve, or otherwise invest in the debt securities of, investments that are experiencing, or are expected to experience, severe financial difficulties. These severe financial difficulties may never be overcome and may cause such investments to become subject to bankruptcy proceedings. As such, these investments could subject the Company to certain additional potential liabilities that may exceed the value of the Company’s original investment. Under certain circumstances, payments to the Company may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, a preferential payment or a similar transaction under the applicable bankruptcy and insolvency laws. In addition, under certain circumstances, a lender that has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions.

The Company may also invest in highly leveraged companies. Investment in leveraged companies involves a number of significant risks. Leveraged companies in which the Company invests may have limited financial resources and may be unable to meet their obligations under their debt securities that the Company holds. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of the Company’s realizing any guarantees that the Company may have obtained in connection with the Company’s investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

Bankruptcy Proceedings Risk. The Company may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings. Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. The duration of a bankruptcy case can only be roughly estimated. The bankruptcy process can involve substantial legal, professional and administrative costs to the company and the Company, it is subject to unpredictable and lengthy delays, and during the process the company’s competitive position may erode, its brand may lose value, key management may depart and the company may not be able to invest adequately or receive financing at a favorable rate or at all. In some cases, the company may not be able to reorganize and may be required to liquidate assets. Any of these factors may adversely affect the return on a creditor’s investment. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, the Company’s influence with respect to the class of securities or other obligations the Company owns may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

Depending on the facts and circumstances of the Company’s investments and the extent of the Company’s involvement in the management of an investment, upon the bankruptcy of an investment, a bankruptcy court may recharacterize the Company’s debt investments as equity interests and subordinate all or a portion of the Company’s claim to that of other creditors. This could occur even though the Company may have structured the Company’s investment as senior debt.

Exit Financing Risk. The Company may invest in portfolio companies that are in the process of exiting, or that have recently exited, the bankruptcy process. Post-reorganization securities typically entail a higher degree of risk than investments in securities that have not undergone a reorganization or restructuring. Moreover, post-reorganization securities can be subject to heavy selling or downward pricing pressure after the completion of a bankruptcy reorganization or restructuring. If the Adviser’s evaluation of the anticipated outcome of an investment situation should prove incorrect, the Company could experience a loss.

Bankruptcy Involving Non-U.S. Companies Risk. Investment in the debt of financially distressed companies domiciled outside the United States involves additional risks. Bankruptcy law and process may differ substantially from that in the United States, resulting in greater uncertainty as to the rights of creditors, the enforceability of such rights, reorganization timing and the classification, seniority and treatment of claims. In certain developing countries, although bankruptcy laws have been enacted, the process for reorganization remains highly uncertain, while other developing countries may have no bankruptcy laws enacted, adding further uncertainty to the process for reorganization.

Investments in Special Situations Risk. The Company’s investments may involve investments in ‘event-driven’ special situations such as recapitalizations, spinoffs, corporate and financial restructurings, litigation or other liability impairments, turnarounds, management changes, consolidating industries and other catalyst-oriented situations. Investments in such securities are often difficult to analyze, have limited trading histories and have limited in-depth research coverage and, therefore, may present an increased risk of loss to the Company.

Creditors’ Committee and/or Board Participation Risk. In connection with some of the investments, the Company may, but is not obligated to, seek representation on official and unofficial creditors’ committees and/or boards (or comparable governing bodies) of the portfolio companies. While such representation may enable the Adviser to enhance the value of the investments, it may also prevent the Company from disposing of the investments in a timely and profitable manner, because serving on a creditors’ committee increases the possibility that the Company will be deemed an “insider” or a “fiduciary” of the portfolio company. If the Adviser concludes that its obligations owed to the other parties as a committee or group member conflict with its duties owed to the Company, it may resign from that committee or group, and the Company may not realize the benefits, if any, of participation on the committee or group. If representation on a creditors’ committee or board causes the Company or the Adviser to be deemed affiliates or related parties of the portfolio company, the securities of such portfolio company held by the Company may become restricted securities, which are not freely tradable. Participation on a creditors’ committee and/or board representation may also subject the Company to additional liability to which they would not otherwise be subject as an ordinary course, third-party investor. The Company will indemnify the Adviser or any other person designated by the Adviser for claims arising from such board and/or committee representation, which could adversely affect the return on the investments. The Company will attempt to balance the advantages and disadvantages of such representation when deciding whether and how to exercise its rights with respect to such portfolio companies, but changes in circumstances could produce adverse consequences in particular situations.

High Yield Securities Risk. The Company may make investments in “high yield” debt and preferred securities which are rated lower than investment grade by the various credit rating agencies (or in comparable non-rated securities as determined by the Adviser). Securities that are rated lower than investment grade are subject to greater risk of loss of principal and interest than higher-rated securities and are generally considered to be predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal. They are also generally considered to be subject to greater risk than securities with higher ratings in the case of deterioration of general economic conditions. Because investors generally perceive that there are greater risks associated with lower-rated securities, the yields and prices of such securities may tend to fluctuate more than those for higher-rated securities. The market for lower-rated securities is thinner and less active than that for higher-rated securities, which can adversely affect the prices at which these securities can be sold. In addition, adverse publicity and investor perceptions about lower-rated securities, whether or not based on fundamental analysis, may be a contributing factor in a decrease in the value and liquidity of such lower-rated securities.

The Company may invest in debt of issuers that have defaulted or are anticipated to default. Issuers in this situation frequently resort to bankruptcy and other litigation to effect debt restructuring on attractive terms. Such actions may require the Company to spend material amounts on legal and other litigation costs. Bankruptcy and other insolvency proceedings are highly complex and may result in undesirable outcomes, such as the return of payments characterized as a “preference,” the invalidation of debt as a result of a deemed fraudulent conveyance and the recharacterization or equitable subordination of debt. There can be no assurance that the Company will obtain favorable results in bankruptcy or insolvency proceedings.

Securities that are rated lower than “Baa3” by Moody’s Investor Service, Inc. or lower than “BBB-” by Standard & Poor’s Rating Services are often referred to in the financial press as “junk bonds” and may include securities of issuers in default. “Junk bonds” are considered by the rating agencies to be predominately speculative and may involve major risk exposures such as: (i) vulnerability to economic downturns and changes in interest rates; (ii) sensitivity to adverse economic changes and corporate developments; (iii) redemption or call provisions which may be exercised at inopportune times; and (iv) difficulty in accurately valuing or disposing of such securities.

Investment in Private and Middle-Market Investments Risk. The Company will make investments in private and middle-market companies, which involve a number of significant risks. Generally, little public information exists about these companies, and the Company relies on the ability of the Adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If the Adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and the Company may lose money on the Company’s investments. Middle-market companies generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Middle-market companies may have limited financial resources, may have difficulty accessing the capital markets to meet future capital needs and may be unable to meet their obligations under their debt securities that the Company holds, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of the Company’s realizing any guarantees the Company may have obtained in connection with the Company’s investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the Company’s investment and, in turn, on the Company. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, the Company’s executive officers, trustees and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from the Company’s investments.

Senior Debt Risk. The Company’s investments may incur debt that ranks equally with, or senior to, the Company’s investments in such companies and such investments may not generate sufficient cash flow to service their debt obligations to the Company. The Company may invest a portion of the Company’s capital in second lien and subordinated loans issued by the Company’s investments. The Company’s investments may have, or be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which the Company invests. Such subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If the Company makes a subordinated investment in an investment, the investment may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which the Company is entitled to receive payments in respect of the securities in which the Company invests. These debt instruments would usually prohibit the Company’s subordinated investments from receiving interest or being repaid in the event of and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of an investment, holders of securities ranking senior to the Company’s investment in that investment would typically be entitled to receive payment in full before the Company receives any distribution in respect of the Company’s investment. After repaying senior creditors, the investment may not have any remaining assets to use for repaying its obligation to the Company where the Company is a junior creditor. In the case of debt ranking equally with debt securities in which the Company invests, the Company would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant investment.

Additionally, certain loans that the Company makes to investments may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the investment’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the investment under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before the Company. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors.

The Company may make unsecured loans, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on an investment’s collateral, if any, will secure the investment’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the investment under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before the Company. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. The Company can offer no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy the Company’s unsecured loan obligations after payment in full of all loans secured by collateral. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then the Company’s unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the investment’s remaining assets, if any.

The rights the Company may have with respect to the collateral securing any junior priority loans, including any “last out” pieces of tranched first lien loans, the Company makes to the Company’s investments may also be limited pursuant to the terms of one or more intercreditor agreements that the Company enters into (or the absence of an intercreditor agreement) with the holders of senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

•	the ability to cause the commencement of enforcement proceedings against the collateral;

•	the ability to control the conduct of such proceedings;

•	the approval of amendments to collateral documents;

•	releases of liens on the collateral; and

•	waivers of past defaults under collateral documents.

The Company may not have the ability to control or direct such actions, even if the Company’s rights as junior lenders are adversely affected.

Revolver, Delayed-Draw and Line of Credit Investments Risk. The Company is expected to, from time to time, incur future commitments in connection with an investment. For example, the Company expects to participate in one or more investments that are structured as “revolvers,” “delayed-draws” or “lines of credit.” These types of investments generally have funding obligations that extend over a period of time, and if the portfolio company subsequently draws down on the revolver or delayed-draw facility or on the line of credit, the Company would be obligated to fund the amounts due. However, there can be no assurance that a borrower will ultimately draw down on any such loan, in which case the Company may never fund the investment (in full or in part), which may result in the Company not fully deploying its capital. There can be no assurance that the Company will adequately reserve for its future commitments and that such commitments will not have an adverse effect on the Company.

It is possible that a revolver, delayed-draw or line of credit investment would be bifurcated by the Adviser into separate investments, with certain investors (which may or may not include the Company) participating in the initial drawdowns and other investors (which may or may not include the Company) participating in the later drawdowns. In this situation, it is possible that investors that participate in the initial funding of an investment may receive certain economic benefits in connection with such initial funding, such as original issue discount, closing payments, or commitment fees and these benefits are expected to be allocated based on participation in the initial funding, regardless of participation in future funding obligations. Conversely, the investors participating only in the later funding obligations will have the benefit of the most recent portfolio company performance information in evaluating their investment whereas the investors that participated in the initial drawdowns (which may or may not include the Company) will be obligated in any event to fund such later funding obligations. In certain cases, the Company may participate in the initial funding of an investment, but may not participate in later-arising funding obligations (i.e., the revolver, delayed-draw or line of credit portions) related to such investment, including because of capacity limitations that an investment vehicle may have for making new revolver, delayed-draw investments or lines of credit. As a result, the Company may be allocated a smaller or larger portion of revolver, delayed-draw investments or lines of credit than other investors participating in the loan. Where the Company and any other participating investors have not participated in each funding of an investment on a pro rata basis, conflicts of interest may arise between the Company and the other investors as the interests of the Company and the other investors may not be completely aligned with respect to such investment. In addition, a revolver, delayed draw investment or line of credit may be senior to the rest of the loan or to the initial funding, and as a result, the interests of the Company may not be aligned with other participating investors. There can be no assurance that the Company will adequately reserve for its future commitments and that such commitments will not have an adverse effect on the Company.

Investments in Portfolio Companies in Regulated Industries Risk. Certain industries are heavily regulated. The Company may make loans to borrowers operating in industries that are subject to greater amounts of regulation than other industries generally. These more highly regulated industries may include, among others, energy and power, gaming and healthcare. Investments in borrowers that are subject to a high level of governmental regulation pose additional risks relative to loans to other companies generally. Changes in applicable laws or regulations, or in the interpretations of these laws and regulations, could result in increased compliance costs or the need for additional capital expenditures. If a portfolio company fails to comply with these requirements, it could also be subject to civil or criminal liability and the imposition of fines. A portfolio company also could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company. Governments have considerable discretion in implementing regulations that could impact a portfolio company’s business, and governments may be influenced by political considerations and may make decisions that adversely affect a portfolio company’s business.

Union Related Risk. Certain portfolio companies may have a unionized workforce or employees who are covered by a collective bargaining agreement, which could subject any such portfolio company’s activities and labor relations matters to complex laws and regulations relating thereto. Moreover, a portfolio company’s operations and profitability could suffer if it experiences labor relations problems. A work stoppage at one or more of any such portfolio company’s facilities could have a material adverse effect on its business, results of operations and financial condition. Any such problems additionally may bring scrutiny and attention to the Company, which could adversely affect the Company’s ability to implement its investment objective.

Investments in Original Issue Discount and PIK Instruments Risk. Certain of the Company’s debt investments contain provisions providing for the payment of payment-in-kind (“PIK”) interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by the Company of PIK interest will have the effect of increasing the Company’s net assets. As a result, because the Base Management Fee that the Company pays to the Adviser is based on the value of the Company’s assets, the receipt by the Company of PIK interest will result in an increase in the amount of the Base Management Fee payable by the Company to the Adviser. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in the Company’s pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by the Company to the Adviser. To the extent that the Company invests in original issue discount or PIK instruments and the accretion of original issue discount or PIK interest income constitutes a portion of the Company’s income, the

Company will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•	the higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than non-PIK instruments;

•	original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;

•	an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Adviser’s future base management fees which, thus, increases the Adviser’s future income incentive fees at a compounding rate;

•	market prices of PIK instruments and other zero-coupon instruments are affected to a greater extent by interest rate changes and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero-coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;

•	the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;

•	even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;

•	for accounting purposes, cash distributions to investors representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;

•	the required recognition of original issue discount or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain tax treatment as a RIC for U.S. federal income tax purposes; and

•	original issue discount may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

In addition, the part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that accrues prior to being received in cash, such as original issue discount, market discount, and income arising from debt instruments with PIK interest or zero-coupon securities. If a portfolio company defaults on a loan that provides for such accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible, and the Adviser will have no obligation to refund any fees it received in respect of such accrued income.

Lack of Liquidity Risk. The lack of liquidity in the Company’s investments may adversely affect the Company’s business. The Company may invest in companies that are experiencing financial difficulties, which difficulties may never be overcome. The Company’s investments will be illiquid in most cases, and the Company can offer no assurance that the Company will be able to realize on such investments in a timely manner. A substantial portion of the Company’s investments in leveraged companies are and will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for the Company to sell such investments if the need arises. In addition, if the Company is required to liquidate all or a portion of the Company’s portfolio quickly, the Company may realize significantly less than the value at which the Company has previously recorded the Company’s investments. The Company may also face other restrictions on the Company’s ability to liquidate an investment in an investment to the extent that the Adviser or any of its affiliates have material nonpublic information regarding such investment.

In addition, the Company generally expects to invest in securities, instruments and assets that are not, and are not expected to become, publicly traded. The Company will generally not be able to sell securities publicly unless the sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available.

Investments may be illiquid and long-term. Illiquidity may result from the absence of an established or liquid market for investments as well as legal and contractual restrictions on their resale by the Company. It is generally expected that the Company will hold assets to maturity, and the amount of “discretionary sales” of investments generally will be limited. The Company’s investment in illiquid investments may restrict its ability to dispose of investments in a timely fashion and for a fair price. Furthermore, the Company likely will be limited in the Company’s ability to sell investments because the Adviser may have material, non-public information regarding the issuers of such loans or investments or as a result of other policies of the Adviser. This limited ability to sell investments could materially adversely affect the Company’s investment results. As a result, the Company’s exposure to losses, including a potential loss of principal, as a result of which the shareholder could potentially lose all or a portion of the shareholder’s investment in the Company, may be increased due to the illiquidity of the Company’s investments generally.

In certain cases, the Company may also be prohibited by contract from selling its investments for a period of time or otherwise be restricted from disposing of the Company’s investments. Furthermore, certain types of investments expected to be made may require a substantial length of time to realize a return or fully liquidate. The Company may exit some investments through distributions in kind to the shareholders, after which the shareholder will still bear the risks associated with holding the securities and must make the shareholder’s own disposition decisions.

Given the nature of the investments contemplated by the Company, there is a material risk that the Company will be unable to realize the Company’s investment objective by sale or other disposition at attractive prices or will otherwise be unable to complete any exit strategy. In particular, this risk could arise from changes in the financial condition or prospects of the investment, changes in national or international economic conditions, changes in debt and equity capital markets and changes in laws, regulations, fiscal policies or political conditions of countries in which investments are made.

In connection with the disposition of an investment, the Company may be required to make representations about the business and financial affairs of the investment or may be responsible for the contents of disclosure documents under applicable securities laws. The Company may also be required to indemnify the purchasers of such investment or underwriters to the extent that any such representations or disclosure documents turn out to be incorrect, inaccurate or misleading. These arrangements may result in contingent liabilities, for which the Company may establish reserves or escrows. However, the Company can offer no assurance that the Company will adequately reserve for the Company’s contingent liabilities and that such liabilities will not have an adverse effect on the Company. Such contingent liabilities might ultimately have to be funded by proceeds, including the return of capital, from the Company’s other investments.

Inability of Investments to Repay or Refinance Outstanding Principal. The Company’s prospective portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interest rates may make it more difficult for the portfolio companies to make periodic payments on their loans. This risk and the risk of default is increased to the extent that the loan documents do not require the investments to pay down some or all of the outstanding principal of such debt prior to maturity. In addition, if general interest rates rise, there is a risk that the Company’s portfolio companies will be unable to pay escalating interest amounts, which could result in a default under their loan documents with the Company. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Publicly Traded Securities Risk. The Company may invest in publicly traded equity and debt securities. These investments are subject to certain risks, including the risk of loss from counterparty defaults, the risks arising from the volatility of the global fixed-income and equity markets, movements in the stock market and trends in the overall economy, increased obligations to disclose information regarding such companies, increased likelihood of shareholder litigation against such companies’ board members, which may include Lord Abbett personnel, regulatory action by the SEC and increased costs associated with each of the aforementioned risks. When buying a publicly traded security or other publicly traded instruments, the Company may be unable to obtain financial covenants or other contractual rights that the Company might otherwise be able to obtain in making privately-negotiated investments. Moreover, the Company may not have the same access to information in connection with investments in publicly traded securities or other publicly traded instruments, either when investigating a potential investment or after making an investment, as compared to a privately-negotiated investment. Publicly traded securities that are rated by rating agencies are often reviewed and may be subject to downgrade, which generally results in a decline in the market value of such security. Furthermore, the Company may be limited in its ability to make investments and to sell existing investments in public securities or other publicly traded instruments because Lord Abbett may have material, non-public information regarding the issuers of those securities or as a result of other Lord Abbett policies. Accordingly, there can be no assurance that the Company will make investments in public securities or other publicly traded instruments or, if it does, as to the amount it will invest. The inability to sell such securities or instruments in these circumstances could materially adversely affect the investment results of the Company.

Equity Investments Risk. When the Company invests in senior, unitranche, second lien and subordinated loans, the Company may acquire warrants or other equity securities of investments as well. The Company may also invest in equity securities directly. To the extent the Company holds equity investments, the Company will seek to dispose of them and realize gains upon the Company’s disposition of them. However, the equity interests the Company receives may not appreciate in value and may decline in value. As a result, the Company may not be able to realize gains from its equity interests, and any gains that the Company does realize on the disposition of any equity interests may not be sufficient to offset any other losses the Company experiences.

Risk of No Controlling Equity Interests. Because the Company generally does not hold controlling equity interests in the Company’s investments, the Company may not be able to exercise control over the Company’s investments or to prevent decisions by management of the Company’s investments that could decrease the value of the Company’s investments. To the extent that the Company does not hold controlling equity interests, the Company will have a limited ability to protect the Company’s position in such investments.

Minority Investments and Joint Ventures Risk. The Company may make minority equity investments in entities in which the Company does not control the business or affairs of such entities. In addition, the Company intends to co-invest with other parties through partnerships, joint ventures or other entities and the Adviser may share management fees, incentive fees and/or other forms of compensation with such parties. The Adviser expects that in some cases the Company will have control over, or significant influence on, the decision making of joint ventures. However, in other cases, in particular with respect to certain terms, amendments and waivers related to the underlying loans, the joint venture partner may have controlling or blocking rights (including because certain decisions require unanimous approval of the joint venture partners) or a tie vote among joint venture partners may be resolved by an appointed third party. Where a joint venture partner or third party has controlling or blocking rights or decision-making power with respect to a joint venture matter, there can be no assurance that the matter will be resolved in the manner desired by the Company. In addition, these types of voting arrangements may slow the decision-making process and hinder the joint venture’s ability to act quickly.

Cooperation among joint venture partners or co-investors on existing and future business decisions will be an important factor for the sound operation and financial success of any joint venture or other business in which the Company is involved. In particular, a joint venture partner or co-investor may have economic or business interests or goals that are inconsistent with those of the Company, and the Company may not be in a position to limit or otherwise protect the value of one or more of the Company’s investments. Disputes among joint venture partners or co-investors over obligations, expenses or other matters could have an adverse effect on the financial conditions or results of operations of the relevant businesses. In addition, the Company may in certain circumstances be liable for actions of its joint venture partners.

In certain cases, conflicts of interest may arise between the Company and a joint venture partner, for example, because the joint venture partner has invested in a different level of the issuer’s capital structure or because the joint venture partner has different investment goals or timelines. There can be no assurance that a joint venture partner with divergent interests from the Company will cause the joint venture to be managed in a manner that is favorable to the Company. In addition, it is anticipated that the Company could be invested in debt instruments issued by a joint venture entity while one or more Other Clients managed by the Adviser will be invested in equity interests in such entity or vice versa, which presents certain potential conflicts of interest with respect to the capital structure of such entity.

Non-U.S. Securities Risk. The Company may invest in securities and instruments of non-U.S. issuers. See “— Exposure to Foreign Markets Risk” above. The Company’s investments in securities and instruments in non-U.S. markets involve substantial risks often not typically associated with investing in U.S. securities. Investments in non-U.S. securities may be adversely affected by changes in currency rates or exchange control regulations, changes in governmental administration or economic or monetary policy (in the United States and abroad) or changed circumstances in dealings between nations. Changes in foreign currency exchange rates relative to the U.S. dollar will affect the U.S. dollar value of the Company’s assets denominated in that currency and thereby will have an impact upon the Company’s total return on such assets. The Company may seek to borrow money in foreign currencies or utilize options and forward contracts to hedge against currency fluctuations, but there can be no assurance that such techniques will be effective.

Investments in non-U.S. securities will also be subject to risks relating to political and economic developments abroad, including the possibility of expropriations or confiscatory taxation, limitations on the use or transfer of the Company’s assets and the effects of foreign social, economic or political instability. Non-U.S. companies are not subject to the regulatory requirements of U.S. companies and, as such, there may be less publicly available information about such companies. Moreover, non-U.S. companies are not subject to uniform accounting, auditing and financial reporting standards and requirements comparable to those applicable to U.S. companies.

Securities of non-U.S. issuers may be less liquid than comparable securities of U.S. issuers and, as such, their price changes may be more volatile. Furthermore, foreign exchanges and broker-dealers are generally subject to less government and exchange scrutiny and regulation than their American counterparts. Brokerage commissions, dealer concessions and other transaction costs may be higher on foreign markets than in the U.S. In addition, differences in clearance and settlement procedures on foreign markets may occasionally lead to delays in settlements of the Company’s trades effected in such markets.

Repatriation of investment income, capital and the proceeds of sales by foreign investors may require governmental registration and/or approval. The Company could be adversely affected by delays in or a refusal to grant any required governmental registration or approval for such repatriation or by withholding taxes imposed by the government of an emerging country.

Taxation of dividends, interest and capital gains received by non-residents varies among foreign countries and, in some cases, is comparatively high. In addition, some countries have tax laws and procedures that may permit retroactive taxation so that the Company could in the future become subject to local tax liability that it had not reasonably anticipated in conducting its investment activities or valuing its assets.

Hedging Risk. The Company may be subject to risks under hedging transactions. The Company may engage in hedging transactions to the extent permitted under applicable commodities laws and the 1940 Act. Engaging in hedging transactions would entail additional risks to the shareholders. The Company could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if the Company were to invest in foreign securities, the Company could use instruments such as forward contracts or currency options and borrow under a credit facility in currencies selected to minimize the Company’s foreign currency exposure. In each such case, the Company generally would seek to hedge against fluctuations of the relative values of the Company’s portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of the Company’s portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that the Company would not be able to enter into a hedging transaction at an acceptable price. Use of a hedging transaction could involve counterparty credit risk.

The success of any hedging transactions the Company may enter into will depend on the Company’s ability to correctly predict movements in currencies and interest rates. Therefore, while the Company may enter into hedging transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if the Company had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, the Company might not seek to (or be able to) establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent the Company from achieving the intended hedge and expose the Company to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. The Company’s ability to engage in hedging transactions may also be adversely affected by rules adopted by the CFTC.

Force Majeure Risk. The Company’s investments may be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism and labor strikes). Some force majeure events may adversely affect the ability of a party (including a company or a counterparty to the Company or a company) to perform its obligations until it is able to remedy the force majeure event. In addition, the cost to a company of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more companies or its assets, could result in a loss to the Company, including if its investment in such company is cancelled, unwound or acquired (which could be without what the Company considers to be adequate compensation). To the extent the Company is exposed to investments in companies that as a group are exposed to such force majeure events, the risks and potential losses to the Company are enhanced.

Repurchase Agreements Risk. Subject to our investment objective and policies, the Company may invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by the Company of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that the Company will sell the securities back to the institution at a fixed time in the future for the purchase price plus premium (which often reflects the interests). The Company does not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, the Company could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which the Company seeks to enforce its rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing its rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, the Company generally will seek to liquidate such collateral. However, the exercise of the Company’s right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, the Company could suffer a loss.

Risk of Assignments and Participations. The Company may acquire investments directly, by way of assignment or indirectly by way of participation. The purchaser of an assignment of a loan obligation typically succeeds to all the rights and obligations of the selling institution and becomes a lender under the loan or credit agreement with respect to the loan obligation. In contrast, participations acquired in a portion of a loan obligation held by a selling institution typically result in a contractual relationship only with such selling institution, not with the obligor. Therefore, holders of indirect participation interests are subject to additional risks not applicable to a holder of a direct assignment interest in a loan. In purchasing a participation, the Company generally would have no right to enforce compliance by the obligor with the terms of the loan or credit agreement or other instrument evidencing such loan obligation, nor any rights of set-off against the obligor, and the Company may not directly benefit from the collateral supporting the loan obligation in which it has purchased the participation. As a result, the Company would assume the credit risk of both the obligor and the selling institution, which would remain the legal owner of record of the applicable loan. In the event of the insolvency of the selling institution, the Company may be treated as a general creditor of the selling institution in respect of the participation, may not benefit from any set-off exercised by the selling institution against the obligor and may be subject to any set-off exercised by the obligor against the selling institution. Assignments and participations are typically sold strictly without recourse to the selling institution, and the selling institution generally will make no representations or warranties about the underlying loan, the portfolio companies, the terms of the loans or any collateral securing the loans. Certain loans have restrictions on assignments and participations which may negatively impact the Company’s ability to exit from all or part of its investment in a loan. In addition, if a participation interest is purchased from a selling institution that does not itself retain any portion of the applicable loan, such selling institution may have limited interests in monitoring the terms of the loan agreement and the continuing creditworthiness of the borrower.

Fraudulent Conveyances and Voidable Preferences by Issuers. Under U.S. legal principles, in a lawsuit brought by an unpaid creditor or representative of creditors of an issuer of indebtedness (including a bankruptcy trustee), if a court were to find that the issuer did not receive fair consideration or reasonably equivalent value for incurring the indebtedness or for granting security, and that after giving effect to such indebtedness or such security, the issuer (a) was insolvent, (b) was engaged in a business for which the remaining assets of such issuer constituted unreasonably small capital or (c) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court could determine to invalidate and avoid, in whole or in part, the obligation underlying an investment of the Company as a constructive fraudulent conveyance. The measure of insolvency for purposes of the foregoing will vary. Generally, an issuer would be considered insolvent at a particular time if the sum of its debts was then greater than all of its property at a fair valuation, or if the present fair saleable value of its assets was then less than the amount that would be required to pay its probable liabilities on its existing debts as they became absolute and matured. There can be no assurance as to what standard a court would apply to determine whether the issuer was “insolvent” after giving effect to the incurrence of the indebtedness in which the Company invested or that, regardless of the method of valuation, a court would not determine that the issuer was “insolvent” upon giving effect to such incurrence.

In addition, it is possible a court may invalidate, in whole or in part, the indebtedness underlying an investment of the Company as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the obligor or recover amounts previously paid by the obligor in satisfaction of such indebtedness. Moreover, in the event of the insolvency of an issuer of a portfolio company, payments made on its indebtedness could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year) before the portfolio company becomes a debtor in a bankruptcy case.

Even if the Company does not engage in conduct that would form the basis for a successful cause of action based upon fraudulent conveyance or preference law, there can be no assurance as to whether any lending institution or other party from which the Company may acquire such indebtedness, or any prior holder of such indebtedness, has not engaged in any such conduct (or any other conduct that would subject such indebtedness to disallowance or subordination under insolvency laws) and, if it did engage in such conduct, as to whether such creditor claims could be asserted in a U.S. court (or in the courts of any other country) against the Company so that the Company’s claim against the issuer would be disallowed or subordinated.

Risk of Default Under a Credit Facility. In the event the Company defaults under a credit facility, the Company’s business could be adversely affected as the Company may be forced to sell a portion of its investments quickly and prematurely at prices that may be disadvantageous to the Company in order to meet its outstanding payment obligations and/or support working capital requirements under the credit facility or such future borrowing facility, any of which would have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under a credit facility could assume control of the disposition of any or all of the Company’s assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Investments in Portfolio Companies in the Software Industry Risk. The software industry can be significantly affected by intense competition, aggressive pricing, technological innovations and product obsolescence. Companies in the software industry are subject to significant competitive pressures, such as aggressive pricing, new market entrants, competition for market share, short product cycles due to an accelerated rate of technological developments and the potential for limited earnings and/or falling profit margins. These companies also face the risk that new services, equipment or technologies will not be accepted by consumers and businesses or will become rapidly obsolete. These factors can affect the profitability of these companies and, as a result, the value of their securities. In addition, patent protection is integral to the success of many companies in this industry, and profitability can be affected materially by, among other things, the cost of obtaining (or failing to obtain) patent approvals, the cost of litigating patent infringement and the loss of patent protection for products (which significantly increases pricing pressures and can materially reduce profitability with respect to such products). Furthermore, many software companies have limited operating histories. Prices of securities of companies in the software industry historically have been more volatile than other securities, especially over the short term. To the extent the Company invests in portfolio companies operating in the software industry, the Company may be subject to the foregoing risks, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Relating to Certain Regulatory and Tax Matters

Failure to maintain our status as a BDC would reduce our operating flexibility. We have elected to be treated as a BDC under the 1940 Act. If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Regulations Governing the Company’s Operation as a BDC. The Company will not generally be able to issue and sell its Common Shares at a price below NAV per share. The Company may, however, sell Common Shares, or warrants, options or rights to acquire the Company’s Common Shares, at a price below the then-current NAV per share of the Company’s Common Shares if the Company’s Board determines that such sale is in the Company’s best interests, and if investors approve such sale. In any such case, the price at which the Company’s securities are to be issued and sold may not be less than a price that, in the determination of the Adviser, closely approximates the market value of such securities (less any distributing commission or discount). If the Company raises additional funds by issuing Common Shares or senior securities convertible into, or exchangeable for, its Common Shares, then the percentage ownership of investors at that time will decrease, and investors may experience dilution.

Investing a Sufficient Portion of Assets in Qualifying Assets. The Company may not acquire any assets other than “Qualifying Assets” unless, at the time of and after giving effect to such acquisition, at least 70% of the Company’s total assets are Qualifying Assets.

The Company believes that most of the investments that it may acquire in the future will constitute Qualifying Assets. However, the Company may be precluded from investing in what it believes to be attractive investments if such investments are not Qualifying Assets for purposes of the 1940 Act. If the Company does not invest a sufficient portion of its assets in Qualifying Assets, it could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent the Company, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of its position) or could require the Company to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If the Company needs to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. The Company may not be able to find a buyer for such investments and, even if a buyer is found, the Company may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

If the Company does not maintain its status as a BDC, it would be subject to regulation as a registered closed-end management investment company under the 1940 Act. As a registered closed-end management investment company, the Company would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease its operating flexibility.

Costs as a Result of Being an Exchange Act Reporting Company. As a BDC, our shares are registered under the Exchange Act and the Company is subject to the reporting requirements under the Exchange Act. As an Exchange Act reporting company, the Company will incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC.

New or Modified Laws or Regulations Governing Our Operations. The Company’s portfolio companies and the Company are subject to regulation by laws at the U.S. federal, state, and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations, and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on the Company’s business. The effects of such laws and regulations on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations.

Future legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress may negatively impact the operations, cash flows or financial condition of the Company or its portfolio companies, impose additional costs on portfolio companies or the Company intensify the regulatory supervision of the Company or its portfolio companies or otherwise adversely affect the Company’s business or the business of its portfolio companies. Laws that apply to the Company, either now or in the future, are often highly complex and may include licensing requirements. The licensing process can be lengthy and can be expected to subject the Company to increased regulatory oversight. Failure, even if unintentional, to comply fully with applicable laws may result in sanctions, fines, or limitations on the ability of the Company or the Adviser to do business in the relevant jurisdiction or to procure required licenses in other jurisdictions, all of which could have a material adverse effect on the Company. In addition, if the Company does not comply with applicable laws and regulations, it could lose any licenses that it then holds for the conduct of its business and may be subject to civil fines and criminal penalties.

Additionally, changes to the laws and regulations governing Company operations, including those associated with RICs, may cause the Company to alter its investment strategy in order to avail itself of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to the Company’s strategies and plans and may shift the Company’s investment focus from the areas of expertise of the Adviser to other types of investments in which the Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on the Company’s results of operations and the value of an investor’s investment. If the Company invests in commodity interests in the future, the Adviser may determine not to use investment strategies that trigger additional regulation by the CFTC or may determine to operate subject to CFTC regulation, if applicable. If the Adviser or the Company were to operate subject to CFTC regulation, the Company may incur additional expenses and would be subject to additional regulation.

In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements that have taken effect in both the U.S. and in Europe may adversely affect or prevent the Company from entering into securitization transactions. These risk retention rules will increase the Company’s cost of funds under, or may prevent the Company from completing, future securitization transactions. In particular, the U.S. Risk Retention Rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization, such as CLOs, in the absence of an exemption, to retain an economic interest in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. Given the more attractive financing costs associated with these types of debt securitizations as opposed to other types of financing available (such as traditional senior secured facilities), this increases our financing costs, which increases the financing costs ultimately borne by the Company’s investors. The statements contained in this report regarding compliance with the U.S. Risk Retention Rules are solely based on publicly available information (including the D.C. Circuit Ruling (as defined below)) as of the date of this report.

On February 9, 2018, the U.S. Court of Appeals for the District of Columbia Circuit ruled (the “D.C. Circuit Ruling”) that the federal agencies responsible for the U.S. Risk Retention Rules exceeded their statutory authority under the Dodd-Frank Act in adopting the final rules as applied to asset managers of open-market CLOs. On April 5, 2018, the United States District Court for the District of Columbia

entered an order implementing the D.C. Circuit Ruling and thereby vacated the U.S. Risk Retention Rules insofar as they apply to CLO managers of “open market CLOs”. As of the date of hereof, there has been no petition for writ of certiorari filed requesting the case to be heard by the United States Supreme Court. Since there hasn’t been a successful challenge to the D.C. Circuit Ruling and the United States District Court for the District of Columbia has issued the above described order implementing the D.C. Circuit Ruling, collateral managers of open market CLOs are no longer required to comply with the U.S. risk retention rules at this time.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of the Company or otherwise adversely affect the Company’s business, financial condition and results of operations.

Licensing Requirements. Certain banking and regulatory bodies or agencies in or outside the United States may require the Company, its subsidiaries, the Adviser and/or certain employees of the Adviser to obtain licenses or authorizations to engage in many types of lending activities including the origination of loans. It may take a significant amount of time and expense to obtain such licenses or authorizations and the Company may be required to bear the cost of obtaining such licenses and authorizations. There can be no assurance that any such licenses or authorizations would be granted or, if granted, whether any such licenses or authorizations would impose restrictions on the Company. Such licenses or authorizations may require the disclosure of confidential information about the Company, Company investors or their respective affiliates, including the identity, financial information and/or information regarding the Company investors and their officers and trustees. The Company may not be willing or able to comply with these requirements. Alternatively, the Adviser may be compelled to structure certain potential investments in a manner that would not require such licenses and authorizations, although such transactions may be inefficient or otherwise disadvantageous for the Company and/or any relevant portfolio company, including because of the risk that licensing authorities would not accept such structuring alternatives in lieu of obtaining a license or authorization. The inability of the Company or the Adviser to obtain necessary licenses or authorizations, the structuring of an investment in an inefficient or otherwise disadvantageous manner, or changes in licensing regulations, could adversely affect the Company’s ability to implement its investment program and achieve its intended results.

Dodd-Frank Act. The enactment of the Dodd-Frank Act and other financial regulations curtailed certain investment activities of U.S. banks. As a result, alternative providers of capital (such as the Company) were able to access certain investment opportunities on a larger scale. If the restrictions under the Dodd-Frank Act are curtailed or repealed, banks may be subject to fewer restrictions on their investment activities, thereby increasing competition with the Company for potential investment opportunities. As a result, any changes to the Dodd-Frank Act may adversely impact the Company.

The Company is Subject to Risks Relating to Pay-to-Play Laws, Regulations and Policies. Many states, their subdivisions and associated pension plans have adopted so-called “pay-to-play” laws, rules, regulations or policies which prohibit, restrict or require disclosure of payments to, and/or certain contacts with, certain politicians or officials associated with public entities by individuals and entities seeking to do business with related entities, including seeking investments by public retirement funds in collective investment funds such as the Company. The SEC also has adopted rules that, among other things, prohibit an investment adviser from providing advisory services for compensation with respect to a government plan investor for two (2) years after the adviser or certain of its executives or employees makes a contribution to certain elected officials or candidates for certain elected offices. If the Adviser or the Adviser’s respective employees or affiliates violate such pay-to-play laws, rules, regulations or policies, such non-compliance could have an adverse effect on the Company by, for example, providing the basis for the ability of such government-affiliated pension plan investor to cease funding its obligations to the Company or to withdraw from the Company.

Government Policies, Changes in Laws, and International Trade. Governmental regulatory activity, especially that of the Board of Governors of the U.S. Federal Reserve System, may have a significant effect on interest rates and on the economy generally, which in turn may affect the price of the securities in which the Company plans to invest. High interest rates, the imposition of credit controls or other restraints on the financing of takeovers or other acquisitions could diminish the number of merger tender offers, exchange offers or other acquisitions, and as a consequence have a materially adverse effect on the activities of the Company. Moreover, changes in U.S. federal, state, and local tax laws, U.S. federal or state securities and bankruptcy laws or in accounting standards may make corporate acquisitions or restructurings less desirable or make risk arbitrage less profitable. Amendments to the U.S. Bankruptcy Code or other relevant laws could also alter an expected outcome or introduce greater uncertainty regarding the likely outcome of an investment situation.

In addition, governmental policies could create uncertainty for the global financial system and such uncertainty may increase the risks inherent to the Company and its activities. For example, the U.S. has recently sought to enact and proposed to enact significant new tariffs. Additionally, the presidential administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. These tariffs and restrictions, as well as other changes in U.S. trade policy, have resulted in, and may continue to trigger, retaliatory actions by affected countries, including imposing trade sanctions on certain U.S. products. A “trade war” of this nature has the potential to increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on imports and exports. Prospective Company investors should realize that any significant changes in governmental policies (including tariffs and other policies involving international trade) could have a material adverse impact on the Company and its investments.

The Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws and regulations, as well as anti-boycott regulations, may also apply to and restrict our activities, our portfolio companies and other issuers of our investments. If an issuer or we were to violate any such laws or regulations, such issuer or we may face significant legal and monetary penalties. Certain private investment firms and the funds that they manage may face increased scrutiny and/or liability under the FCPA with respect to the activities of their underlying portfolio companies. As such, a violation of the FCPA or other applicable regulations by us or an issuer of our portfolio investments could have a material adverse effect on us. We are committed to complying with the FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, to which it is subject. As a result, we may be adversely affected because of its unwillingness to enter into transactions that violate any such laws or regulations.

EU General Data Protection Regulation. In Europe, the General Data Protection Regulation (“GDPR”) was made effective on May 25, 2018, introducing substantial changes to current European privacy laws. It has superseded the existing Data Protection Directive, which is the key European legislation governing the use of personal data relating to living individuals. The GDPR provides enhanced rights to individuals with respect to the privacy of their personal data and applies not only to organizations with a presence in the European Union which use or hold data relating to living individuals, but also to those organizations that offer services to individual European Union investors. In addition, although regulatory behavior and penalties under the GDPR remain an area of considerable scrutiny, it does increase the sanctions for serious breaches to the greater of €20,000,000 or 4% of worldwide revenue, the impact of which could be significant. Compliance with the GDPR may require additional measures, including updating policies and procedures and reviewing relevant IT systems, which may create additional costs and expenses for the Company and therefore the Company investors. The Company may have indemnification obligations in respect of, or be required to pay the expenses relating to, any litigation or action as a result of any purported breach of the GDPR. Company investors other than individuals in the European Union may not be afforded the protections of the GDPR.

Sarbanes-Oxley Act. As an SEC-reporting company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a relatively new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We are not required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404, and will not be required to comply with all of those requirements until we have been subject to the reporting requirements of the Exchange Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and are establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Company.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls.

Being an “Emerging Growth Company”. We will be and we will remain an “emerging growth company” as defined in the JOBS Act for up to five (5) years, or until the earlier of (a) the last day of the fiscal year (i) in which we have total annual gross revenue of at least $1,235,000,000, or (ii) in which we are deemed to be a large accelerated filer, which means the market value of our Common Shares that is held by non-affiliates exceeds $700,000,000 as of the date of our most recently completed second fiscal quarter, or (b) the date on which we have issued more than $1,000,000,000 in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. We cannot predict if investors will find our Common Shares less attractive because we will rely on some or all of these exemptions. If some investors find our Common Shares less attractive as a result, there may be a less active trading market for our Common Shares and our share price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

Compliance with the SEC’s Regulation Best Interest. Broker-dealers must comply with Rule 151-1 (“Regulation Best Interest”) which, among other requirements, enhances the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonably available alternatives in the best interests of their clients. There are likely alternatives to us that are reasonably available to you, through your broker or otherwise, and those alternatives may be less costly or have a lower investment risk. Among other alternatives, listed BDCs may be reasonable alternatives to an investment in our Common Shares, and may feature characteristics like lower cost, less complexity, and lesser or different risks. Investments in listed securities also often involve nominal or zero commissions at the time of initial purchase. The impact of Regulation Best Interest on broker-dealers participating in our offering cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend our offering to retail customers. Under Regulation Best Interest, high cost, high risk and complex products may be subject to greater scrutiny by broker-dealers and their salespersons. If Regulation Best Interest reduces our ability to raise capital in our offering, it would harm our ability to create a diversified portfolio of investments and achieve our investment objective and would result in our fixed operating costs representing a larger percentage of our gross income.

U.S. Federal Income Tax Risks

RIC Qualification Risks. To obtain and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and asset diversification requirements. If we do not qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

Paying Required Distributions. For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero-coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to accrete market discount and include such amounts in our taxable income in the current year, instead of upon disposition.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus may become subject to corporate-level income tax. The resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

Corporate-Level Income Tax. The Company may invest in certain debt and equity investments through taxable subsidiaries that are wholly owned or primarily controlled by the Company and primarily engage in investment activities in securities or other assets. The taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. Furthermore, to the extent the taxable subsidiaries have an unrealized gain or a realized gain for an equity investment, the Company may be required to accrue and/or pay federal and state corporate income taxes related to such unrealized or realized gains. The Company may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).

With respect to any wholly-owned subsidiary of the Company, the Company will comply with the provisions of the 1940 Act governing capital structure and leverage on an aggregate basis with such subsidiary. In addition, the Adviser will comply with the provisions of the 1940 Act relating to investment advisory contracts as an investment adviser to any such subsidiary under Section 2(a)(20) of the 1940 Act. Any subsidiary will also comply with the provisions relating to affiliated transactions and custody of the 1940 Act. Any subsidiary will have the same custodian as the Company.

Special Tax Issues. The Company expects to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues. U.S. federal income tax rules are not entirely clear about certain issues related to such investments such as when the Company may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us, to the extent necessary, to distribute sufficient income to preserve our tax status as a RIC and minimize the extent to which we are subject to U.S. federal income or excise tax.

We anticipate that we will not qualify in the foreseeable future as a “publicly offered regulated investment company,” as defined in the Code, and therefore, U.S. shareholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses. A “publicly offered regulated investment company” is a RIC whose shares are (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year of the Company. For each taxable year of the Company for which the Company is not a “publicly offered regulated investment company,” each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. shareholder’s allocable share of the management and incentive fees paid to our investment adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. Miscellaneous itemized deductions generally are not deductible by a U.S. shareholder that is an individual, trust or estate.

Legislative or Regulatory Tax Changes. At any time, the U.S. federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our Common Shares or the value or the resale potential of our investments.

The foregoing list of risk factors does not purport to be a complete enumeration or explanation of the risks involved in an investment in the Company. Each prospective Company investor should read the Company’s entire private placement memorandum and Declaration of Trust and consult with its advisers before deciding whether to invest in the Company. In addition, as the Company’s investment program develops and changes over time, an investment in the Company may be subject to additional and different risk factors.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity

The Company has processes in place to identify, assess, and manage material risks from cybersecurity threats. The Adviser manages the Company’s day-to-day operations and has implemented Lord Abbett’s information security policy that applies to the Company and its operations. With respect to cybersecurity, the Company and the Adviser rely on the systems of Lord Abbett, its third-party service providers, and the Company’s service providers.

Lord Abbett’s cybersecurity risk management processes are integrated into its overall enterprise risk management processes. Lord Abbett has established an Enterprise Risk Management Function, overseen by its Chief Legal Officer. The Chief Legal Officer relies on Lord Abbett’s Chief Information Security Officer (“CISO”), who is responsible for implementing the Information/Cybersecurity Program. The CISO is assisted by a team of Information Security professionals, the Information Technology department, and digital leads with the support of Lord Abbett’s Information Security Council and its Standards and Practices Committee.

Employees receive information security training annually on policies and procedures, recent cyber-attacks, the firm’s defense-in-depth controls strategy, incident response reporting, and cybersecurity at home. Lord Abbett conducts e-mail phishing campaigns using a variety of templates geared around topical or seasonal themes to simulate phishing messages and reinforce training.

Cybersecurity Program Overview

Lord Abbett has instituted an Information/Cybersecurity Program, based on the National Institute of Standards & Technology (NIST) Cybersecurity Framework of controls that is designed to identify, assess, and manage cyber risks applicable to the Company. The Information/Cybersecurity Program involves, inter alia, risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. Lord Abbett actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.

The Company relies on the Adviser and Lord Abbett to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and enterprise risk management processes, including those applicable to the Company.

The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on the expertise of enterprise risk management, legal, information technology, and compliance personnel of the Adviser and Lord Abbett, including the CISO, when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.

Board Oversight of Cybersecurity Risks

The Board provides oversight for the Information/Cybersecurity Program and related matters, including risks associated with cybersecurity threats. The Board receives periodic updates from Lord Abbett’s CISO regarding the overall state of the Adviser’s security program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.

Management’s Role in Cybersecurity Risk Management

Management is responsible for assessing and managing material risks from cybersecurity threats. The Chief Legal Officer oversees the Company’s enterprise risk management function generally and relies on Lord Abbett’s CISO and the Information Security Council to assist with assessing and managing material risks from cybersecurity threats. Currently, the Head of Enterprise Risk Management is serving as the Acting CISO, who has over 10 years of experience in all aspects of risk management, including managing cybersecurity risks and improving information security programs for financial services companies with complex information systems. The Acting CISO is also supported by a third party “virtual CISO” provided by a premiere cybersecurity consulting firm. The Chief Legal Officer has been responsible for this oversight function as Chief Legal Officer to the Company since its inception in 2024 and has worked in the financial services industry for over 28 years, during which the Chief Legal Officer has gained expertise in assessing and managing risk applicable to the Company. The Information Security Council is chaired by the Acting CISO and includes representatives from senior management, including the Company’s Chief Compliance Officer, and is responsible for administering the firm’s Information/Cybersecurity Program including key cybersecurity risks.

Management is informed about the monitoring activities performed by the Information/Cybersecurity team for the detection, prevention, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with enterprise risk management, legal, information technology, and/or compliance personnel of the Adviser and Lord Abbett.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. An annual assessment of threats and effectiveness of security controls is conducted by an independent third party following the methodologies outlined by the (NIST) Cybersecurity Framework. Additionally, an annual SOC 1 Type II assessment is conducted and reported for the verification of IT and security controls that covers various aspects of the Information/Cybersecurity Program.

During the reporting period, the Company has not identified any impact from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

Lastly, Lord Abbett maintains cyber insurance coverage to protect against material cybersecurity incidents and liability that arises out of the unauthorized use or access to electronic data or software within the firm’s network or business. Types of incidents covered include data leakage, ransomware, computer theft, spreading a virus or malicious code, and electronic crime. The insurance policy and related coverages are reviewed and renewed on an annual basis.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Our headquarters are currently located at 30 Hudson Street, Jersey City, New Jersey 07302, where we occupy office space pursuant to the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings

Neither we, the Adviser, the Administrator nor our subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our businesses. We, the Adviser, the Administrator and our subsidiaries may from time to time, however, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities (dollar amounts in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Market Information

Our Common Shares will be offered and sold in private offerings exempt from registration under the Securities Act under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and/or other exemptions from the registration requirements of the Securities Act. See “Recent Sales of Unregistered Securities” below for more information. There is no public market for our Common Shares currently, nor can we give any assurance that one will develop.

Because Common Shares are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Investors may generally Transfer their Common Shares provided that the transferee, as applicable, satisfies applicable eligibility and/or suitability requirements and the Transfer is otherwise made in accordance with applicable securities, tax, anti-money laundering and other applicable laws and compliance with the terms of the Subscription Agreement. No Transfer will be effectuated except by registration of the Transfer on our books. Each transferee will be required to execute a Subscription Agreement pursuant to which they will agree to be bound by these restrictions and the other restrictions imposed on the Common Shares and to execute such other instruments or certifications as are reasonably required by us. Accordingly, investors must be willing to bear the economic risk of investment in the Common Shares until we are liquidated.

Holders

As of February 28, 2026, we had 62 record holders of our Common Shares.

Distributions

We paid regular monthly distributions during calendar year 2025 and expect to pay distributions monthly during calendar year 2026. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our investment company taxable income. See “Item 1. Business – Certain U.S. Federal Income Tax Considerations.”

There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our dividend reinvestment plan, how quickly we invest the proceeds from this and any future offering and the performance of our investments. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of our offering will result in us having less funds available to acquire investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your Common Shares. We believe the likelihood that we pay distributions from sources other than cash flow from operations will be higher in the early stages of the offering.

From time to time, we may also pay special interim distributions in the form of cash or Common Shares at the discretion of our Board.

We have not established any limits on the amount of funds we may use from any available sources to make distributions. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. The Adviser and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. See “Item 1. Business – Management Agreements.”

Consistent with the Code, shareholders will be notified of the source of our distributions. Our distributions may exceed our earnings and profits, especially during the period before we have substantially invested the proceeds from our offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. The tax basis of Common Shares must be reduced by the amount of any return of capital distributions, which will result in an increase in the amount of any taxable gain (or a reduction in any deductible loss) on the sale of Common Shares.

For a period of time following commencement of our offering, which time period may be significant, we expect substantial portions of our distributions may be funded indirectly through the reimbursement of certain expenses by the Adviser and its affiliates that are subject to conditional reimbursement by us within three (3) years. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser or its affiliates continues to advance such expenses or waive such fees. Our future reimbursement of amounts advanced or waived by the Adviser and its affiliates will reduce the distributions that you would otherwise receive in the future. Other than as set forth in this report, the Adviser and its affiliates have no obligation to advance expenses or waive advisory fees.

We intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code. To obtain and maintain RIC tax treatment, we must distribute at least 90% of our investment company taxable income (net ordinary taxable income and net short-term capital gains in excess of net long-term capital losses), if any, to our shareholders. A RIC may satisfy the 90% distribution requirement by actually distributing dividends (other than capital gain dividends) during the taxable year. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M. If a RIC makes a spillback dividend, the amounts will be included in a shareholder’s gross income for the year in which the spillback dividend is paid.

We currently intend to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, we may decide in the future to retain such capital gains for investment and elect to treat such gains as deemed distributions to you. If this happens, you will be treated for U.S. federal income tax purposes as if you had received an actual distribution of the capital gains that we retain and reinvested the net after tax proceeds in us. In this situation, you would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions. See “Item 1. Business – Certain U.S. Federal Income Tax Considerations.”

If we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

We have adopted a dividend reinvestment plan pursuant to which you may elect to have the full amount of your cash distributions reinvested (net of applicable withholding tax) in additional Common Shares.

Dividend Reinvestment Plan

Pursuant to the Company’s dividend reinvestment plan (the “Plan”), all shareholders will have all dividends, including any capital gain dividends, reinvested automatically in additional Common Shares by State Street Bank and Trust Company, as agent for the shareholders (the “Plan Agent”), unless the shareholder elects to receive cash. An election to receive cash may be revoked or reinstated at the option of the shareholder. In the case of record shareholders such as banks, brokers or other nominees that hold Common Shares for others who are the beneficial owners, the Plan Agent will administer the Plan on the basis of the number of Common Shares certified from time to time by the record shareholder as representing the total amount registered in such shareholder’s name and held for the account of beneficial owners who are to participate in the Plan. Shareholders whose Common Shares are held in the name of a bank, broker or nominee should contact the bank, broker or nominee for details. Such shareholders may not be able to transfer their Common Shares to another bank or broker and continue to participate in the Plan.

Common Shares received under the Plan will be issued to you at their NAV on the payment date; there is no sales or other charge for reinvestment. The number of full and fractional Common Shares (carried to the third decimal place) that each shareholder receiving Common Shares will be entitled to receive is to be determined by dividing the total amount that he or she would have been entitled to receive had he or she elected to receive the dividend in cash by the NAV per share of such Common Shares on the payable dates, such full and fractional Common Shares to be credited to the accounts of such shareholders. You are free to withdraw from the Plan and elect to receive cash at any time by giving written notice to the Plan Agent or by contacting your broker or dealer, who will inform the Company.

Your request must be received by the Company at least ten days prior to the payment date of the distribution to be effective for that dividend or capital gain distribution.

The Plan Agent provides written confirmation of all transactions in the shareholder accounts in the Plan, including information you may need for tax records. Any proxy you receive will include all Common Shares you have received under the Plan.

Automatically reinvested dividends and distributions are taxed in the same manner as cash dividends and distributions. See “Item 1. Business – Certain U.S. Federal Income Tax Considerations.

The Company and the Plan Agent reserve the right to amend or terminate the Plan. There is no direct service charge to participants in the Plan; however, the Company reserves the right to amend the Plan to include a service charge payable by the participants.

Additional information about the Plan may be obtained from the Plan Agent by calling 617-662-7100 or by writing to State Street Bank Transfer Agency, 1776 Heritage Drive, North Quincy, MA 02171, Mailstop: JAB0340, Email: lordabbettbdcta_inq@statestreet.com.

Share Repurchase Program

We do not intend to list our Common Shares on a securities exchange and we do not expect there to be a public market for our Common Shares. As a result, if you purchase our Common Shares, your ability to sell your Common Shares will be limited.

We commenced a share repurchase program in which we intend to repurchase, in each quarter, up to 5% of our Common Shares outstanding (by number of Common Shares) as of the close of the previous calendar quarter. Our Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Upon a suspension of our share repurchase program, our Board will consider at least quarterly whether the continued suspension of our share repurchase program remains in our best interest and the best interest of our shareholders. However, our Board is not required to authorize the recommencement of our share repurchase program within any specified period of time. Our Board may also determine to terminate our share repurchase program if required by applicable law or in connection with a transaction in which our shareholders receive liquidity for their Common Shares, such as a sale or merger of the Company or listing of our Common Shares on a national securities exchange.

We expect to repurchase shares pursuant to tender offers each quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter. We intend to conduct the repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

You may tender all of the Common Shares that you own. There is no repurchase priority for a shareholder under the circumstances of death or disability of such shareholder.

In the event the amount of Common Shares tendered exceeds the repurchase offer amount, shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly tender offer, or upon the recommencement of the share repurchase program, as applicable. We will have no obligation to repurchase shares, including if the repurchase would violate the restrictions on distributions under federal law or Delaware law. The limitations and restrictions described above may prevent us from accommodating all repurchase requests made in any quarter. Our share repurchase program has many limitations, including the limitations described above, and should not in any way be viewed as the equivalent of a secondary market.

We will offer to repurchase shares on such terms as may be determined by our Board in its complete and absolute discretion unless, in the judgment of our Independent Trustees, such repurchases would not be in the best interests of our shareholders or would violate applicable law. There is no assurance that our Board will exercise its discretion to offer to repurchase shares or that there will be sufficient funds available to accommodate all of our shareholders’ requests for repurchase. As a result, we may repurchase less than the full amount of Common Shares that you request to have repurchased. If we do not repurchase the full amount of your Common Shares that you have requested to be repurchased, or we determine not to make repurchases of our Common Shares, you will likely not be able to dispose of your Common Shares, even if we under-perform. Any periodic repurchase offers will be subject in part to our available cash and compliance with the RIC qualification and diversification rules and the 1940 Act. Shareholders will not pay a fee to us in connection with our repurchase of Common Shares under the share repurchase program.

The Company will repurchase shares from shareholders pursuant to written tenders on terms and conditions that the Board determines to be fair to the Company and to all shareholders. When the Board determines that the Company will repurchase shares, notice will be provided to shareholders describing the terms of the offer, containing information shareholders should consider in deciding whether to participate in the repurchase opportunity and containing information on how to participate. Shareholders deciding whether to tender their shares during the period that a repurchase offer is open may obtain the Company’s most recent NAV per share on our website at: www.LABDC.com. However, our repurchase offers will generally use the NAV on or around the last business day of a calendar quarter, which will not be available until after the expiration of the applicable tender offer, so you will not know the exact price of Common Shares in the tender offer when you make your decision whether to tender your Common Shares.

Repurchases of Common Shares from shareholders by the Company will be paid in cash promptly after the expiration of any tender offer as required by federal securities laws governing tender offers. Repurchases will be effective after receipt and acceptance by the Company of eligible written tenders of Common Shares from shareholders by the applicable repurchase offer deadline. The Company does not impose any charges in connection with repurchases of Common Shares. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Most of our assets will consist of instruments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have sufficient liquid resources to make repurchase offers. In order to provide liquidity for share repurchases, we intend to generally maintain under normal circumstances an allocation to broadly syndicated loans and other liquid investments. We may fund repurchase requests from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources. Should making repurchase offers, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in originated loans or other illiquid investments rather than repurchasing our Common Shares is in the best interests of the Company as a whole, then we may choose to offer to repurchase fewer shares than described above, or none at all.

In the event that any shareholder fails to maintain the minimum balance of $2,500 of our Common Shares, we may, at the time of such failure or any time subsequent to such failure, repurchase all of the Common Shares held by that shareholder at the repurchase price in effect on the date we determine that the shareholder has failed to meet the minimum balance. Minimum account repurchases will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in our NAV.

Payment for repurchased shares may require us to liquidate portfolio holdings earlier than our Adviser would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase our investment-related expenses as a result of higher portfolio turnover rates. Our Adviser intends to take measures, subject to policies as may be established by our Board, to attempt to avoid or minimize potential losses and expenses resulting from the repurchase of Common Shares.

Recent Sales of Unregistered Securities

The Company did not make any sales of unregistered securities during the fiscal year ended December 31, 2025 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Except as otherwise specified, references to “we,” “us,” “our,” or the “Company” refer to Lord Abbett Private Credit Fund S. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Item 1A. - Risk Factors” and elsewhere in this Annual Report on Form 10-K. This discussion should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. Actual results could differ materially from those implied or expressed in any forward-looking statements.

OVERVIEW

We were formed on September 26, 2024, as a Delaware limited partnership named Lord Abbett Private Credit Fund A, LP. On March 31, 2025, we converted to a Delaware statutory trust and were renamed Lord Abbett Private Credit Fund S. We are a non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We are externally managed by the Adviser, which manages our day-to-day operations and provides us with investment advisory services pursuant to the terms of the Advisory Agreement. The Adviser is registered as an investment adviser with the SEC. We will elect to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code.

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

Expenses

Expense Support and Conditional Reimbursement Agreement

Pursuant to the Expense Support Agreement we have entered into with the Adviser, the Adviser is obligated to advance all of our Other Operating Expenses (each, a “Required Expense Payment”) to the effect that such expenses do not exceed 0.70% (on an annualized basis) of the Company’s NAV. Any Required Expense Payment must be paid by the Adviser to us in any combination of cash or other immediately available funds and/or offset against amounts due from us to the Adviser or its affiliates. “Other Operating Expenses” means the Company’s organizational and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, excluding the Company’s base management and incentive fees owed to the Adviser, financing fees and costs (other than upfront fees on the Company’s initial credit facility), brokerage commissions, placement agent fees, costs and expenses of distributing and placing the Common Shares, extraordinary expenses and any interest expenses owed by the Company, all as determined in accordance with GAAP.

The Adviser may elect to pay, at such times as the Adviser determines, certain expenses on our behalf (each, a “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”), provided that no portion of the payment will be used to pay shareholder servicing and/or distribution fees, if any, of the Company. Any Voluntary Expense Payment that the Adviser has committed to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.

Following any month in which Other Operating Expenses are below the Expense Cap on an annualized basis, the Adviser may be reimbursed (a, “Required Reimbursement Payment”) for any Required Expense Payment to the extent that (i) the Other Operating Expenses, inclusive of such Required Reimbursement Payment remain at or below the Expense Cap and (ii) the applicable Required Expense Payment was made no more than three (3) years prior to the Required Reimbursement Payment.

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

No Voluntary Reimbursement Payment for any calendar month shall be made if: (1) the Effective Rate of Distributions Per Share declared by the Company at the time of such Voluntary Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Voluntary Reimbursement Payment relates, (2) the Company’s Operating Expense Ratio at the time of such Voluntary Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Voluntary Reimbursement Payment relates, or (3) the Company’s Other Operating Expenses at the time of such Voluntary Reimbursement Payment exceeds 0.70% of the Company’s NAV. “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365-day year) of regular cash distributions per share exclusive of returns of capital and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, if any, and interest expense, by the Company’s net assets. “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

The Expense Support Agreement is effective until April 1, 2026 and shall renew automatically for successive one-year terms thereafter unless either the Company or the Adviser determines to terminate it and so notifies the other party. Either the Company or the Adviser may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by the Company to the Adviser will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.

The following table presents a cumulative summary of the expense payments and reimbursement payments since the Company’s commencement of operations:

For the Quarter Ended	Required Expense Payments by Adviser	Required Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
December 31, 2024	95	(39)	56	December 31, 2027
March 31, 2025	413	—	413	March 31, 2028
June 30, 2025	316	—	316	June 30, 2028
September 30, 2025	310	—	310	September 30, 2028
December 31, 2025	639	—	639	December 31, 2028
Total	$1,773	$(39)	$1,734

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio is presented below:

	As of December 31, 2025			As of December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Secured Debt	$290,356	$291,011	91%	$43,714	$43,714	100.0%
Second Lien Secured Debt	8,695	8,730	3	—	—	—
Equity	110	110	-(a)	—	—	—
Investments in Joint Venture	18,756	18,764	6	—	—	—
Total Investments at Fair value	$317,917	$318,615	100.0%	$43,714	$43,714	100.0%

(a)	Amount is less than 1%

Our debt portfolio displayed the following characteristics of each of our investments:

	December 31, 2025	December 31, 2024
Number of portfolio companies	40	5
Percentage of performing debt bearing a floating rate	100%	100%
Percentage of performing debt bearing a fixed rate	0%	0%
Percentage of our total portfolio on non-accrual	0%	0%

The following table presents information concerning portfolio companies to which the Company has made loans:

Portfolio Company Metrics(1):
Median 12-month EBITDA:	$75 million
Weighted average net leverage:	4.5x(2)(3)
Weighted average loan to value:	40%(2)(4)
Weighted average interest coverage:	2.5x(2)(5)
Weighted average yield on debt investments, at cost:	9.2%(6)

(1)	Amounts were derived from the most recently available financial statements provided by portfolio companies which have not been independently verified by us and may reflect a normalized or adjusted amount. Such amounts have not been independently estimated by us, and accordingly, we take no responsibility for such numbers and make no representation or warranty in respect of this information.

(2)	Weighted average metrics are calculated as a percentage of funded par value of debt investments.

(3)	Net leverage is the ratio of total senior debt minus cash divided by EBITDA and taking into account leverage through the tranche to which the Company is a lender.

(4)	Calculated using total senior debt minus cash divided by total enterprise value estimated by the private equity sponsor or market comparables.

(5)	Interest coverage for a particular portfolio company is calculated by taking EBITDA and dividing by annualized latest reported interest expense.

(6)	Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, plus the annual unused fees, as applicable on debt securities divided by (b) total debt investments at par value included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.

Investment Activity

Our investment activity is presented below:

For the Year ended December 31, 2025
Investment Activity
Investments, beginning of year	$43,714
New investments purchased	316,215
Investments sold or repaid	(42,710)
Net accretion of discount on investments	609
Net realized gain (loss) on investments	89
Net change in unrealized appreciation/(depreciation)	698
Investments, end of year	$318,615

Portfolio Companies
Portfolio companies, beginning of year	5
Number of new investment commitments in portfolio companies	37
Number of investment commitments exited or fully repaid	2
Number of portfolio companies at year end	40
Count of investments	41
Count of industries	21

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the Year Ended December 31, 2025	For the period from November 4, 2024 (commencement of operations) to December 31, 2024
Total investment income	$19,057	$453
Less: Net expenses	11,140	301
Net investment income before taxes	7,917	152
Net investment income after taxes	7,917	152
Net change in unrealized appreciation (depreciation)	671	—
Net realized gain (loss)	89	—
Net increase (decrease) in net assets resulting from operations	$8,677	$152

Investment Income

Increase in investment income for the year ended December 31, 2025 was driven by deployment of capital, interest income from our investments, and change in invested balance. The composition of our investment income for the year ended December 31, 2025 and for the period from November 4, 2024 (commencement of operations) to December 31, 2024 was as follows (dollars in thousands):

	For the Year Ended December 31, 2025	For the period from November 4, 2024 (commencement of operations) to December 31, 2024
Investment income:
Non-controlled/non-affiliated investments:
Interest income	$17,476	$446
Fee income	534	7
Controlled/affiliated investments:
Dividend income	1,047	—
Total Investment Income	$19,057	$453

Expenses:

Expenses were as follows:

	For the Year Ended December 31, 2025	For the period from November 4, 2024 (commencement of operations) to December 31, 2024
Expenses:
Interest expense	$8,323	$342
Organizational costs	180	—
Income incentive fees	1,081	—
Capital gains incentive fees	85	—
Management fees	763	—
Professional fees	1,406	38
Administration fees	191	—
Distribution and shareholder servicing fees	608	—
Other general & administrative	190	16
Amortization of offering costs	—	—
Total Expenses	$12,827	$396
Expense reimbursement	(1,639)	(95)
Management fees waived	(48)	—
Net expenses	$11,140	$301

Total expenses before expense support as of December 31, 2025, consisted primarily of interest and debt financing expenses incurred in connection with our borrowings, accounting and reporting fees, and legal. We anticipate expenses to continue to grow consistent with capital deployment and borrowings over time.

Interest and Other Financing Expenses

Interest expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs for the year ended December 31, 2025 and for the period from November 4, 2024 (commencement of operations) to December 31, 2024, were $8,323 and $342, respectively. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the year ended December 31, 2025 and for the period from November 4, 2024 (commencement of operations) to December 31, 2024, was 6.35% and 6.83%, respectively. For the year ended December 31, 2025, interest and other debt expenses increased, primarily driven by the increase in the size of our portfolio and corresponding increase in our debt facility usage.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

Net realized gain (loss) and unrealized gain (loss) on investments were as follows:

	For the Year Ended December 31, 2025	For the period from November 4, 2024 (commencement of operations) to December 31, 2024
Net realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$89	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	663	—
Controlled/affiliated investments	8	—
Net realized and unrealized gain (loss)	$760	$—

For the year ended December 31, 2025 and for the period from November 4, 2024 (commencement of operations) to December 31, 2024, net change in unrealized appreciation/(depreciation) on our investments was $671 and $0, respectively, which was primarily the result of the changes in spreads in the primary and secondary markets.

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

Our primary use of cash is investments in portfolio companies, payments of our expenses, funding repurchases under our share repurchase program and payment of cash distributions to our shareholders. Details of our credit facilities are described in “Note 5 - Debt” to the Consolidated Financial Statements. The average debt-to-equity leverage ratio during the period 9/30/2025-12/31/2025 was approximately 1.33x. We may also, from time to time, enter into new credit facilities, increase the size of existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

Unregistered Sales of Equity Securities

The following table summarizes the total proceeds received from capital contributions/shares sold for the year ended December 31, 2025:

Date	Shares Issued	Proceeds Received
February 12, 2025	N/A(1)	$7,500
February 27, 2025	N/A(1)	14,300
March 28, 2025	N/A(1)	15,000
April 30, 2025	1,000,801	25,000
June 30, 2025	796,178	20,000
August 1, 2025	318,835	8,003
September 2, 2025	199,203	5,000
October 1, 2025	119,617	3,000
November 3, 2025	119,570	3,000
December 1, 2025	239,425	6,005
Total	2,793,629	$106,808

(1)	Prior to March 31, 2025 (the “Conversion Date”), the Company did not issue shares. Effective March 31, 2025, all proceeds received from capital contributions were converted into Common Shares, formalizing the unitization of Lord Abbett Private Credit Fund S. On this date, 2,280,000 shares were issued and outstanding at a par value of $0.01.

The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Per Share	Total Amount
March 28, 2025	March 28, 2025	March 28, 2025	N/A(1)	$984
June 30, 2025	June 30, 2025	July 10, 2025	0.45	1,850
July 24, 2025	July 31, 2025	August 27, 2025	0.21	857
August 25, 2025	August 31, 2025	September 26, 2025	0.21	923
September 23, 2025	September 30, 2025	October 28, 2025	0.19	873
October 22, 2025	October 31, 2025	November 26, 2025	0.19	896
November 21, 2025	November 30, 2025	December 23, 2025	0.19	918
December 19, 2025	December 31, 2025	January 28, 2026	0.19	964
Total				$8,265

(1)	Prior to the Conversion Date, the Company had no shares outstanding.

Dividend Reinvestment Plan

Shareholders, whose Common Shares are registered with State Street Bank and Trust Company (the “Agent”), will automatically be enrolled (the “Participants”) in the Company’s Dividend Reinvestment Plan (the “DRIP”). The Company will declare its income dividends or capital gains or other distributions (“Distributions”) payable in Common Shares, or, at the option of shareholders, in cash. Therefore, each Participant will have all Distributions, net of any applicable U.S. withholding taxes, on his or her Common Shares automatically reinvested (net of applicable withholding tax) in additional Common Shares, unless such Participant elects to receive such Distributions in cash by contacting the Agent. An election to receive cash may be revoked or reinstated at the election of the shareholders. On the payment date for a Distribution, the Agent shall receive newly issued Common Shares (“Additional Shares”), including fractions, from the Company for each Participant’s account. The number of Additional Shares to be credited shall be determined by dividing the dollar amount of the Distribution by the net asset value per Share on the payment date. The net asset value per Share on a particular date shall be the amount calculated on that date (or if not calculated on such date, the amount most recently calculated) by or on behalf of the Company in accordance with the Company’s current private placement memorandum. It is contemplated that the Company will pay dividends at least quarterly. If, for any reason beyond the control of the Agent, reinvestment of the Distributions cannot be completed within thirty (30) days after the applicable payment date for such Distribution, funds held by the Agent on behalf of a Participant will be distributed to that Participant. As of December 31, 2025 no shareholders elected DRIP for distributions.

Share Repurchase Program

The Company commenced a share repurchase program in which it intends to repurchase up to 5% of the Company’s common shares outstanding as of the close of the previous calendar quarter, at the discretion of the Board. The Board may amend, suspend or terminate the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Should the Board suspend the share repurchase program, the Board will consider whether the continued suspension of the program is in the best interests of the Company and its shareholders on a quarterly basis. However, the Board is not required to authorize the recommencement of the share repurchase program within any specified period of time. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

On October 29, 2025, under the Company’s share repurchase program, the Company made a tender offer to purchase up to 219,790.70 Common Shares, which represented approximately 5% of the Company’s outstanding shares as of August 31, 2025. The tender offer was for cash at a price equal to the net asset value per share as of December 31, 2025. The offer expired at 11:59 P.M., Eastern Time, on November 28, 2025. No shares were validly tendered prior to the expiration of the offer.

Debt

The Company’s outstanding debt obligations were as follows:

	As of December 31, 2025
	Aggregate Principal Committed	Outstanding Principal		Less Unamortized Deferred Financing Cost	Carrying Value per Consolidated Statement of Assets and Liabilities
BNP Revolving Credit Facility	$250,000	$113,200		$2,831	$110,369
ING Revolving Credit Facility	125,000	82,327	(1)	1,691	80,636
Total	$375,000	$195,527		$4,522	$191,005

(1)	Net of ($28) in unrealized depreciation related to foreign currency translations.

	As of December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Less Unamortized Deferred Financing Cost	Carrying Value per Consolidated Statement of Assets and Liabilities
BofA Credit Facility	$100,000	$27,300	$111	$27,189
Total	$100,000	$27,300	$111	$27,189

On May 23, 2025, the Company entered into a participation agreement (the “Participation Agreement”) with Macquarie Bank Limited (“Macquarie”). The Company would transfer investments to Macquarie for cash and repurchase the same investment on a forward settlement basis. The repurchase transaction would have a settlement date of up to 60 days. The repurchase transaction under the Participation Agreement is a type of secured borrowing, in which the Company would retain the economics of the investment and would pay an interest charge. On July 10, 2025, the Company terminated its Participation Agreement with Macquarie and repaid all outstanding principal and interest balances. The amount of interest incurred under the Participation Agreement for the year ended December 31, 2025, was $115, which equated to an effective interest rate of 7.33%. Interest expense incurred under the Participation Agreement is included on the Consolidated Statements of Operations as “Interest expense”.

RECENT DEVELOPMENTS

Refer to Item 8: Consolidated Financial Statements, “Note 10 - Subsequent Events” included in this Annual Report on Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. We will engage in certain transactions that may receive off-balance sheet accounting treatment, including joint venture transactions. On May 6, 2025, we entered into a limited liability company agreement with Stifel Bank & Trust (“Stifel”) to establish a joint venture to make certain loans consisting of primarily middle market club loans and direct lending loans to U.S. issuers. The joint venture is called SBLA Private Credit II LLC (“SBLA II JV”). All portfolio decisions and generally all other decisions in respect of SBLA II JV must be approved by the board of SBLA II JV consisting of representatives of the Company and Stifel (generally with approval from a representative of each required). We and Stifel have equal voting rights with respect to the joint venture. The Company does not consolidate the SBLA II JV. We may enter into additional joint venture agreements in the future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors described in “Item 1A. Risk Factors.” See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2. Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Valuation of Portfolio investments

The Company is required to report its investments for which current market values are not readily available at fair value. The Company values its investments in accordance with Rule 2a-5 under the 1940 Act and FASB ASC 820, Fair Value Measurement (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

We expect to determine our NAV for our Common Shares each month as of the last day of each calendar month. The NAV per share of our Common Shares is determined by dividing the value of total assets minus liabilities by the total number of Common Shares outstanding at the date as of which the determination is made.

The Company values its investments, upon which its NAV is based, in accordance with ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also provides a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value and prescribes disclosure requirements for fair value measurements.

Pursuant to Rule 2a-5, the Board has designated the Adviser as the valuation designee responsible for valuing all of the Company’s investments, including making fair valuation determinations as needed. The Adviser has established a fair value committee (the “Fair Value Committee”) to carry out the day-to-day fair valuation responsibilities and has adopted policies and procedures to govern activities of the Fair Value Committee and the performance of functions required to determine the fair value of a fund’s investments in good faith. These functions include periodically assessing and managing material risks associated with fair value determinations, selecting, applying, reviewing, and testing fair value methodologies, monitoring for circumstances that may necessitate the use of fair value, and overseeing and evaluating pricing services used.

In accordance with the Adviser’s policies and procedures, which have been approved by the Board, investments, including debt securities, that are publicly traded but for which no readily available market quotations exist are generally valued on the basis of information furnished by an independent third-party pricing service that uses a valuation matrix which incorporates both dealer-supplied valuations and electronic data processing techniques. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations or prices received from third-party pricing services are not reflective of the fair value of an investment. Investments that are not publicly traded or whose current market prices or quotations are not readily available, as will be the case for a substantial portion of the Company’s investments, are valued at fair value as determined by the Adviser in good faith pursuant to the Adviser’s Board-approved policies and procedures. Factors used in determining fair value vary by investment type and may include market or investment specific events, transaction data, estimated cash flows, and market observations of comparable investments. In determining fair value of the Company’s loan investments, the types of factors that the Fair Value Committee may take into account generally include comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of the portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business and other relevant factors.

The Company has engaged an independent valuation firm to prepare month-end valuation recommendations for which market quotations are not readily available as of the last calendar day of each month. The independent valuation firm undertakes a full analysis of the investments and provides estimated fair values for such investments to the Adviser. The independent valuation firm also provides analyses to support their valuation methodology and calculations. The Adviser’s Fair Value Committee reviews and approves each valuation recommendation and confirms it has been calculated in accordance with the Board-approved policies and procedures. The Fair Value Committee manages the Company’s fair valuation practices and maintains the fair valuation policies and procedures. The Adviser reports to the Board information regarding the fair valuation process and related material matters. The Board may determine to modify its designation of the Adviser as valuation designee, relating to any or all Company investments, at any time.

Valuation techniques used to value the Company’s investments by major category are as follows:

•	Equity securities and other investments, including restricted securities, for which market quotations are readily available, are valued at the last reported sale price or official closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) as reported by a third-party pricing service on the primary market or exchange on which they are traded. In the event there were no sales during the day or closing prices are not available, securities are valued at the last quoted bid price or may be valued using the last available price. For foreign equity securities, when market or security specific events arise, comparisons to the valuation of American Depositary Receipts (ADRs), futures contracts, Exchange-Traded Funds (ETFs) and certain indexes as well as quoted prices for similar securities may be used. For equity securities, including restricted securities, where observable inputs are limited, assumptions about market activity and risk are used.

•	Debt securities that are publicly traded, including restricted securities, are valued based on evaluated prices received from third party pricing services or from brokers who make markets in such securities. Preferred securities are valued by pricing services who utilize matrix pricing which considers yield or price of bonds of comparable quality, coupon, maturity and type or by broker-supplied prices. When independent prices are unavailable or unreliable, debt securities may be valued utilizing pricing methodologies which consider similar factors that would be used by third party pricing services.

•	Investments in open-end investment companies are valued at their closing NAV.

•	Investments, including private placements, for which observable inputs are not available are generally valued using one or more valuation methods including the market approach, the income approach and cost approach. The market approach considers factors including the price of recent investments in the same or a similar security or financial metrics of comparable securities. The income approach considers factors including expected future cash flows, security specific risks and corresponding discount rates. The cost approach considers factors including the value of the security’s underlying assets and liabilities.

CONTRACTUAL OBLIGATIONS

We have entered into the Advisory Agreement with the Adviser to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. Payments for investment advisory services under the Advisory Agreements and payment for administration services under the Administration Agreement are described in “Item 1. Business – Management Agreements.”

We currently have one credit facility and our wholly owned subsidiary, Lord Abbett PCF Financing S LLC has a credit facility. We or our wholly-owned subsidiaries may establish more credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over SOFR (or other applicable reference rate). We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with affirmative or negative covenants that could have an effect on our operations.

RELATED PARTY TRANSACTIONS

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Advisory Agreement
•	the Administration Agreement; and
•	the Expense Support Agreement

In addition to the aforementioned agreements, the SEC has granted an exemptive order (the “Order”) that permits the Adviser, among other things, to co-invest our assets with the assets of certain other persons in negotiated transactions, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates. Co-investment under the Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the Board of Trustees determines that it would be in the Company’s best interest to participate in the transaction. Neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.

See “Note 3 - Related Party Transactions” to the consolidated financial statements for information on the Company’s related party transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Market Risk

The success of the Company’s activities will be affected by general economic and market conditions, such as interest rates, inflation rates, industry conditions, competition, technological developments, tax laws, availability of credit, economic uncertainty, changes in laws (including laws relating to taxation of the Company’s investments), trade barriers, currency exchange controls, and national and international political circumstances (including wars, terrorist acts or security operations). These factors may affect, among other things, the level and volatility of securities’ prices, the liquidity of the Company’s investments and the availability of certain securities and investments. Volatility or illiquidity could impair the Company’s profitability or result in losses. The Company may maintain substantial trading positions that can be materially adversely affected by the level of volatility in the financial markets—the larger the positions, the greater the potential for loss. Global markets have recently experienced unprecedented volatility and losses. The effects thereof are continuing and there can be no assurance that the Company will not be materially adversely affected. Furthermore, none of these conditions is within the control of the Adviser. See “Part I, Item 1A. Risk Factors—Adverse Developments in the Debt Capital Markets” of this Form 10-K.

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

As of December 31, 2025, approximately 100.0% of our debt investments were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2025, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of December 31, 2025):

	Interest Income	Interest Expense	Net Income
Up 100 basis points	3,030	1,956	1,074
Up 50 basis points	1,515	978	537
Down 50 basis points	(1,515)	(978)	(537)
Down 100 basis points	(3,030)	(1,956)	(1,074)
Down 200 basis points	(6,060)	(3,912)	(2,148)

Item 8. Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Lord Abbett Private Credit Fund S

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Lord Abbett Private Credit Fund S and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows, and the financial highlights for the year ended December 31, 2025 and for the period from November 4, 2024 (commencement of operations) to December 31, 2024, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets, cash flows and the financial highlights for the year ended December 31, 2025 and for the period from November 4, 2024 (commencement of operations) to December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian and counterparties; when replies were not received from counterparties, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York
March 20, 2026

We have served as the Company’s auditor since 2024.

Lord Abbett Private Credit Fund S

Consolidated Statements of Assets and Liabilities
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	December 31, 2025	December 31, 2024
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost $299,161 and $43,714, respectively)	$299,851		$43,714
Controlled/affiliated investments (cost $18,756 and $0, respectively)	18,764		-
Total investments at fair value (cost of $317,917 and $43,714, respectively)	318,615		43,714
Cash and cash equivalents	19,201		3,855
Foreign currencies (cost $46, $0, respectively)	46		-
Interest receivable from non-controlled/non-affiliated investments	1,208		299
Dividend receivable from controlled/affiliated investments	489		-
Due from adviser	-		95
Receivable for investments sold	16		-
Other assets	2		-
Total assets	$339,577		$47,963

LIABILITIES
Debt (net of deferred financing costs of $4,522, $111, respectively) (Note 5)	$191,005		$27,189
Subscriptions received in advance (Note 10)	12,625		-
Payables for investment purchased	3,032		-
Interest payable	2,065		210
Due to adviser	1,161		161
Distribution payable	964		152
Income incentive fees payable (Note 3)	429		-
Professional fees payable	395		34
Management fees payable (Note 3)	106		-
Distribution and shareholder servicing fees payable (Note 3)	90		-
Capital gains incentive fees payable (Note 3)	85		-
Administration fees payable (Note 3)	27		-
Accrued expenses and other liabilities	173		17
Total liabilities	$212,157		$27,763
Total net assets	$127,420		$20,200
Commitments and contingencies (Note 6)
NET ASSETS
Common shares, $0.01 par value (5,073,629 and 0 shares issued and outstanding, respectively, unlimited number of authorized shares)	$51		$-
Paid in capital in excess of par value	126,935		20,200
Total distributable earnings /(accumulated loss)	434		-
Total net assets	$127,420		$20,200
Total liabilities and net assets	$339,577		$47,963
Net asset value per share	$25.11	$	N/A

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S

Consolidated Statements of Operations
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the Year Ended December 31, 2025	For the period from November 4, 2024 (commencement of operations) to December 31, 2024
Investment income
Non-controlled/non-affiliated investments:
Interest income	$17,476	$446
Fee income	534	7
Controlled/affiliated investments:
Dividend income	1,047	-
Total investment income	$19,057	$453

Expenses
Interest expense	$8,323	$342
Professional fees	1,406	38
Income incentive fees (Note 3)	1,081	-
Management fees (Note 3)	763	-
Distribution and shareholder servicing fees (Note 3)	608	-
Administration fees (Note 3)	191	-
Other general & administrative	190	16
Organizational costs	180	-
Capital gains incentive fees (Note 3)	85	-
Total expenses	$12,827	$396
Expense reimbursement (Note 3)	$(1,639)	$(95)
Management fees waived (Note 3)	(48)	-
Net expenses	$11,140	$301
Net investment income (loss)	$7,917	$152

Net realized gain (loss) and change in unrealized appreciation (depreciation)
Net realized gain (loss):
Non-controlled/non-affiliated investments	$89	$-
Net realized gain (loss)	$89	$-
Net change in unrealized appreciation (depreciation) :
Non-controlled/non-affiliated investments	$663	$-
Controlled/Affiliated investments	8	-
Net change in unrealized appreciation (depreciation)	$671	$-
Net realized gain (loss) and change in unrealized appreciation (depreciation)	$760	$-
Net increase (decrease) in net assets resulting from operations	$8,677	$152

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S

Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the Year Ended December 31, 2025	For the period from November 4, 2024 (commencement of operations) to December 31, 2024

Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	$7,917	$152
Net realized gain (loss)	89	-
Net change in unrealized appreciation (depreciation)	671	-
Net increase (decrease) in net assets resulting from operations	$8,677	$152

Distributions to common shareholders :
Distributions from net investment income	$(8,265)	$(152)
Net decrease in net assets resulting from distributions	$(8,265)	$(152)

Capital transactions
Proceeds from capital contributions/shares sold	$106,808	$20,200
Net increase (decrease) from capital share transactions	$106,808	$20,200
Total increase (decrease) in net assets	$107,220	$20,200
Net assets, beginning of period	20,200	-
Net assets, end of period	$127,420	$20,200

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S

Consolidated Statements of Cash Flows
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the Year Ended December 31, 2025	For the period from November 4, 2024 (commencement of operations) to December 31, 2024

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$8,677	$152
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	(89)	-
Net change in unrealized (gain) loss	(671)	-
Purchases of investments	(316,215)	(43,708)
Proceeds from sale and principal repayments	42,710	-
Net amortization (accretion) on investments	(609)	(6)
Amortization of deferred financing costs	712	50
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(909)	(299)
Dividend receivable from controlled/affiliated investments	(489)	-
Due from adviser	95	(95)
Receivable for investments sold	(16)	-
Other assets	(2)	-
Payables for investment purchased	3,032	-
Interest payable	1,855	210
Due to adviser	1,000	161
Income incentive fees payable	429	-
Professional fees payable	361	34
Management fees payable	106	-
Distribution and shareholder servicing fees payable	90	-
Capital gains incentive fees payable	85	-
Administration fees payable	27	-
Accrued expenses and other liabilities	156	17
Net cash provided by (used in) operating activities	(259,665)	(43,484)

Cash flows from financing activities:
Borrowings of debt	513,738	42,300
Repayments of debt	(345,539)	(15,000)
Subscriptions received in advance	12,625	-
Shares sold/capital contributions	106,808	20,200
Income distributions to common shareholders, net of distribution payable	(7,453)	-
Deferred financing costs paid	(5,122)	(161)
Net cash provided by (used in) financing activities	275,057	47,339

Net increase (decrease) in Cash, cash equivalents and foreign currencies	15,392	3,855
Cash, cash equivalents and foreign currencies at beginning of period	3,855	-
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$19,247	$3,855

Supplemental cash flow information
Interest paid during the period	$5,761	$82

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S

Consolidated Schedules of Investments
December 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Investments-non-controlled/non-affiliated
First Lien Secured Debt(4)(5)
Aerospace & Defense
Accel International Holdings, Inc. (Term Loan)	3M S + 4.50%	8.22%	4/26/2032	$12,568	$12,506	$12,568	9.86%
Accel International Holdings, Inc. (Revolver)(6)	3M S + 4.50%	N/A	4/26/2032	-	(10)	-	-
Electro Methods (Term Loan)	3M S + 4.75%	8.62%	2/23/2032	10,725	10,580	10,685	8.39
Electro Methods (Revolver)(6)	3M S + 4.75%	N/A	2/23/2032	-	(34)	(10)	(0.01)
					23,042	23,243	18.24
Air Freight & Logistics
eShipping, LLC (Term Loan)	3M S + 4.50%	8.19%	12/23/2032	5,271	5,244	5,244	4.12
eShipping, LLC (Delayed Draw)(6)	3M S + 4.50%	N/A	12/23/2032	-	(5)	(5)	-
eShipping, LLC (Revolver)(6)	3M S + 4.50%	8.19%	12/23/2032	124	119	119	0.09
ICAT Intermediate Holdings, LLC (Term Loan)	1M S + 6.25%	9.97%	3/1/2029	4,131	4,073	4,068	3.19
ICAT Intermediate Holdings, LLC (Delayed Draw)(6)	1M S + 6.25%	9.97%	3/1/2029	518	500	487	0.38
ICAT Intermediate Holdings, LLC (Revolver)(6)	1M S + 6.25%	N/A	3/1/2029	-	(4)	(5)	-
RJW Logistics Group, Inc. (Term Loan)	3M S + 5.00%	8.67%	11/26/2031	27,715	27,472	27,472	21.56
RJW Logistics Group, Inc. (Delayed Draw)(6)	3M S + 5.00%	8.67%	11/26/2031	1,750	1,738	1,733	1.36
					39,137	39,113	30.70
Building Materials
CP Atlas Buyer, Inc. (Term Loan)(7)(11)	1M S + 5.25%	8.97%	7/8/2030	3,591	3,460	3,483	2.73
					3,460	3,483	2.73
Commercial Services & Supplies
Alliance Technical Group (Term Loan)	3M S + 4.50%	8.17%	12/31/2032	4,536	4,513	4,513	3.54
Alliance Technical Group( Delayed Draw)(6)	3M S + 4.50%	N/A	12/31/2032	-	(4)	(4)	-
Alliance Technical Group (Revolver)(6)	3M S + 4.50%	8.17%	12/31/2032	43	40	40	0.03
Ambient Enterprises Holdco, LLC (2024 Term Loan)	3M S + 5.25%	8.92%	6/28/2030	6,948	6,887	6,887	5.41
Ambient Enterprises Holdco, LLC (2025 2nd Amendment Term Loan)	3M S + 5.25%	8.92%	6/28/2030	383	377	379	0.30
Ambient Enterprises Holdco, LLC (2025 3rd Amendment Term Loan)	3M S + 5.25%	8.92%	6/28/2030	312	306	309	0.24
Ambient Enterprises Holdco, LLC (2025 Delayed Draw Term Loan C)(6)	3M S + 5.25%	N/A	6/28/2030	-	(4)	(5)	-
Ambient Enterprises Holdco, LLC (2024 Delayed Draw Term Loan)(6)	3M S + 5.25%	8.92%	6/28/2030	424	421	420	0.33
Ambient Enterprises Holdco, LLC (2025 Delayed Draw Term Loan B)(6)	3M S + 5.25%	8.92%	6/28/2030	123	118	118	0.09
Cards Live Oak Holdings, Inc. (Term Loan)	3M S + 4.75%	8.42%	10/21/2032	4,025	4,005	4,006	3.14
Cards Live Oak Holdings, Inc. (Delayed Draw) (6)	3M S + 4.75%	N/A	10/21/2032	-	(4)	(4)	-
Cards Live Oak Holdings, Inc. (Revolver)(6)	3M S + 4.75%	8.42%	10/21/2032	256	252	252	0.20
JFL Atomic Acquisitionco, Inc. (Term Loan)	3M S + 4.75%	8.64%	2/20/2031	17,355	17,121	17,138	13.45
JFL Atomic Acquisitionco, Inc. (Delayed Draw)(6)	3M S + 4.75%	8.64%	2/20/2031	3,124	3,053	3,029	2.38
JFL Atomic Acquisitionco, Inc. (Revolver)(6)	3M S + 4.75%	N/A	2/20/2031	-	(29)	(29)	(0.02)
Meridian Waste Acqusitions, LLC (Term Loan)	3M S + 3.38%	7.81%	8/30/2029	3,435	3,411	3,435	2.70
Meridian Waste Acqusitions, LLC (Delayed Draw)(6)	3M S + 3.38%	7.81%	8/30/2029	1,344	1,334	1,344	1.05
Meridian Waste Acqusitions, LLC ( Revolver)(6)	3M S + 3.38%	7.81%	8/30/2029	429	424	429	0.34
					42,221	42,257	33.18
Consumer Discretionary
Spotless Brands, LLC (Delayed Draw)(6)	3M S + 5.00%	8.79%	7/25/2028	455	443	432	0.34
					443	432	0.34
Containers & Packaging
Schoeneck Containers, LLC (Term Loan)	1M S + 4.10%	7.93%	5/7/2028	3,041	3,021	3,041	2.39
Schoeneck Containers, LLC (Delayed Draw)	1M S + 4.10%	7.93%	5/7/2028	1,553	1,543	1,553	1.22
Schoeneck Containers, LLC (Revolver)(6)	1M S + 4.10%	N/A	5/7/2028	-	(7)	-	-
					4,557	4,594	3.61
Electrical Equipment
Centaur Holdings III, LLC (Term Loan)(6)	3M S + 4.75%	8.42%	9/5/2031	5,090	5,041	5,039	3.95
Centaur Holdings III, LLC (Delayed Draw)(6)	3M S + 4.75%	8.42%	9/5/2031	313	308	306	0.24
Centaur Holdings III, LLC (Revolver)	3M S + 4.75%	8.42%	9/5/2031	235	229	229	0.18
Maverick Power, LLC (Term Loan)	3M S + 5.00%	8.66%	5/4/2031	3,078	3,032	3,032	2.38
					8,610	8,606	6.75

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Schedules of Investments (continued)
December 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets

Health Care Equipment & Supplies
MGS MFG. Group, Inc. (Delayed Draw)	1M S + 4.50%	8.32%	5/31/2027	$5,797	$5,784	$5,797	4.55%
MGS MFG. Group, Inc. (Revolver)(6)	1M S + 4.50%	8.32%	5/31/2027	1,069	1,062	1,070	0.84
					6,846	6,867	5.39
Health Care Providers & Services
Continental Buyer, Inc. (2025 2 Incremental Term Loan)	1M S + 4.50%	8.22%	4/2/2031	2,027	2,017	2,017	1.58
Continental Buyer, Inc. (2025 2 Incremental Delayed Draw Term Loan)(6)	1M S + 4.50%	N/A	4/2/2031	-	(1)	(2)	-
Continental Buyer, Inc. (2025 Incremental Delayed Draw Term Loan)(6)	1M S + 4.50%	8.22%	4/2/2031	12,734	12,681	12,670	9.94
Continental Buyer, Inc. (Revolver)(6)	1M S + 4.50%	N/A	4/2/2031	-	(21)	(25)	(0.02)
Falcon Parent Holdings, Inc. (Term Loan)	3M S + 5.00%	8.89%	11/6/2031	18,135	17,944	17,840	14.00
Falcon Parent Holdings, Inc. (Delayed Draw)(6)	3M S + 5.00%	N/A	11/6/2031	-	(31)	(20)	(0.02)
Falcon Parent Holdings, Inc. (Revolver)(6)	3M S + 5.00%	8.89%	11/6/2031	113	91	85	0.07
Genova Diagnostics, Inc. (Term Loan)	3M S + 6.75%	10.42%	12/23/2030	8,452	8,220	8,220	6.45
Genova Diagnostics, Inc. (Delayed Draw)(6)	3M S + 6.75%	N/A	12/23/2030	-	(12)	(12)	(0.01)
Genova Diagnostics, Inc. (Revolver)(6)	3M S + 6.75%	N/A	12/23/2030	-	(18)	(18)	(0.01)
SMG Operating Co, LLC (Term Loan)	1M S + 5.00%	8.78%	12/5/2030	5,300	5,221	5,221	4.10
SMG Operating Co, LLC( Delayed Draw)(6)	1M S + 5.00%	N/A	12/5/2030	-	(7)	(7)	(0.01)
SMG Operating Co, LLC (Revolver)(6)	1M S + 5.00%	N/A	12/5/2030	-	(9)	(9)	(0.01)
					46,075	45,960	36.06
Hotels, Restaurants & Leisure
Excursions Buyer, LLC (Term Loan)	3M S + 5.50%	9.17%	11/21/2031	2,614	2,588	2,588	2.03
					2,588	2,588	2.03
Insurance
World Insurance Associates, LLC (Delayed Draw) (6)	3M S + 5.00%	8.67%	4/3/2030	2,808	2,792	2,764	2.17
World Insurance Associates, LLC (Revolver)(6)	3M S + 5.00%	N/A	4/3/2030	-	(1)	(2)	-
					2,791	2,762	2.17
IT Services
Security 101 (Incremental Term Loan)	3M S + 5.00%	8.74%	4/11/2028	2,050	2,030	2,050	1.61
Security 101 (Term Loan)	3M S + 5.00%	8.67%	4/11/2028	19,990	19,834	19,990	15.69
Security 101 (Incremental Delayed Draw Term Loan)	3M S + 5.00%	8.67%	4/11/2028	3,083	3,052	3,083	2.42
Security 101 (Delayed Draw Term Loan)	3M S + 5.00%	8.67%	4/11/2028	1,537	1,523	1,537	1.21
Security 101 (Revolver)(6)	3M S + 5.00%	N/A	4/11/2028	-	(12)	-	-
Uptime Institute (Term Loan)	1M S + 5.00%	8.55%	1/12/2027	6,821	6,778	6,795	5.33
Uptime Institute (Revolver)(6)	1M S + 5.00%	N/A	1/12/2027	-	-	(3)	-
					33,205	33,452	26.26
Machinery
Rental Equipment Investment Co (Term Loan)	3M S + 4.50%	8.17%	10/8/2030	1,167	1,153	1,152	0.90
Rental Equipment Investment Co (Revolver)(6)	3M S + 4.50%	8.17%	10/8/2030	453	437	437	0.34
Solve Industrial Mo Group, LLC (Term Loan)	1M S + 4.50%	8.34%	6/30/2027	291	287	287	0.23
Solve Industrial Mo Group, LLC (Delayed Draw)(6)	1M S + 4.75%	8.51%	6/30/2027	3,199	3,173	3,173	2.49
					5,050	5,049	3.96
Personal Care Products
Arkas Bidco Limited (Term Loan)(7) (12)	3M S + 6.00%	9.87%	9/4/2032	3,585	3,514	3,514	2.76
					3,514	3,514	2.76
Pharmaceuticals
Meta Buyer, LLC (2025 AUD Term Loan)	3M S + 5.25%	9.02%	12/22/2031	2,778	1,818	1,835	1.44
Meta Buyer, LLC (2025 EUR Term Loan)	3M S + 5.25%	7.29%	12/22/2031	2,360	2,735	2,745	2.15
Meta Buyer, LLC (2025 USD Term Loan)	3M S + 5.25%	8.95%	12/22/2031	1,980	1,961	1,961	1.54
Meta Buyer, LLC (Delayed Draw)(6)	3M S + 5.25%	N/A	12/22/2031	-	(9)	(9)	(0.01)
Meta Buyer, LLC (Revolver)(6)	3M S + 5.25%	N/A	12/22/2031	-	(8)	(8)	(0.01)
					6,497	6,524	5.11

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Schedules of Investments (continued)
December 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets

Professional Services
Accordion Partners, LLC (Term Loan)	3M S + 5.00%	8.70%	11/17/2031	$4,095	$4,084	$4,084	3.21%
Accordion Partners, LLC (Delayed Draw)(6)	3M S + 5.00%	N/A	11/17/2031	-	(8)	(8)	(0.01)
Accordion Partners, LLC ( Revolver)(6)	3M S + 5.00%	N/A	11/17/2031	-	(2)	(2)	-
Aprio Advisory Group, LLC (Delayed Draw)(6)	3M S + 4.75%	N/A	8/1/2031	-	(33)	(33)	(0.03)
Aprio Advisory Group, LLC (Revolver)(6)	3M S + 4.75%	N/A	8/1/2031	-	(5)	(5)	-
Lighthouse Technologies Holding Corp (2021 Term Loan)	1M S + 5.00%	8.72%	12/31/2029	1,118	1,118	1,118	0.88
Lighthouse Technologies Holding Corp (2025 Term Loan)	1M S + 5.00%	8.72%	12/31/2029	2,253	2,241	2,241	1.76
Lighthouse Technologies Holding Corp (Revolver)(6)	1M S + 5.00%	N/A	12/31/2029	-	(1)	-	-
					7,394	7,395	5.81
Real Estate Management & Development
Vacation Rental Brands, LLC (2025 Term Loan)	3M S + 5.25%	8.92%	5/6/2032	9,585	9,499	9,490	7.45
Vacation Rental Brands, LLC (2025 Incremental Term Loan)	3M S + 5.25%	8.92%	5/6/2032	718	711	711	0.56
Vacation Rental Brands, LLC (2025 2nd Amend Delayed Draw Term Loan)(6)	3M S + 5.25%	N/A	5/6/2032	-	(9)	(19)	(0.01)
Vacation Rental Brands, LLC (2025 Delayed Draw Term Loan)(6)	3M S + 5.25%	N/A	5/6/2032	-	(3)	(3)	-
Vacation Rental Brands, LLC (Revolver)(6)	3M S + 5.25%	N/A	5/6/2032	-	(12)	(9)	(0.01)
					10,186	10,170	7.99
Software
Databricks, Inc. (Term Loan)	1M S + 4.50%	8.27%	1/3/2031	12,188	12,136	12,188	9.56
Databricks, Inc. (Delayed Draw)(6)	1M S + 4.50%	N/A	1/3/2031	-	-	-	-
LeadVenture, Inc. (Term Loan)	3M S + 5.25%	8.92%	6/23/2032	8,397	8,278	8,313	6.52
LeadVenture, Inc. (Delayed Draw)(6)	3M S + 5.25%	8.92%	6/23/2032	528	517	512	0.40
LeadVenture, Inc. (Revolver)(6)	3M S + 5.25%	8.92%	6/23/2032	160	149	152	0.12
					21,080	21,165	16.60
Telecommunication Services
CCI Buyer, Inc. (Term Loan)	3M S + 5.00%	8.92%	5/13/2032	7,457	7,388	7,457	5.85
CCI Buyer, Inc. (Revolver)(6)	3M S + 5.00%	N/A	5/13/2032	-	(4)	-	-
Clearwave Fiber (Revolver)(6)	3M S + 4.00%	7.82%	12/13/2029	5,108	5,028	5,078	3.99
					12,412	12,535	9.84
Textiles, Apparel & Luxury Goods
Kravet, Inc. (Term Loan)	3M S + 5.00%	8.67%	11/26/2030	11,423	11,276	11,322	8.89
Kravet, Inc. (Revolver)(6)	3M S + 5.00%	N/A	11/26/2030	-	(28)	(20)	(0.02)
					11,248	11,302	8.87
Total First Lien Secured Debt					$290,356	$291,011	228.40%
Second Lien Secured Debt(4) (5)
Software
Solarwinds Holdings, Inc. (Term Loan)	3M S + 6.00%	9.70%	4/18/2033	9,000	8,695	8,730	6.85
Total Second Lien Secured Debt					$8,695	$8,730	6.85%

Equity(5)
Personal Care Products
Arkas Bidco Limited Equity(7) (10) (12)	N/A	N/A	N/A	110	110	110	0.09
					110	110	0.09
Total Equity					$110	$110	0.09%

Investments in Joint Ventures (4) (5) (8)
SBLA Private Credit II, LLC(7)	N/A	N/A	N/A	18,756	$18,756	$18,764	14.73
Total Investments in Joint Ventures					$18,756	$18,764	14.73%
Total Investments at Fair Value(9)					$317,917	$318,615	250.07%

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Schedules of Investments (continued)
December 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(1) Unless otherwise indicated, debt investments held by the Company are denominated in USD dollars and are income producing.

(2) Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), or an alternate base rate (commonly based on the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of December 31, 2025.

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

Investments	Maturity Date	Unfunded
Accel International Holdings, Inc. (Revolver)	4/26/2032	$2,162
Accordion Partners, LLC ( Revolver)	11/17/2031	501
Accordion Partners, LLC (Delayed Draw)	11/17/2031	3,039
Alliance Technical Group (Revolver)	12/31/2032	528
Alliance Technical Group( Delayed Draw)	12/31/2032	1,512
Ambient Enterprises Holdco, LLC (2025 Delayed Draw Term Loan C)	6/28/2030	520
Ambient Enterprises Holdco, LLC (2025 Delayed Draw Term Loan B)	6/28/2030	531
Aprio Advisory Group, LLC (Delayed Draw)	8/1/2031	6,678
Aprio Advisory Group, LLC (Revolver)	8/1/2031	542
BCM One, Inc. (Revolver)	11/17/2027	510
Cards Live Oak Holdings, Inc. (Delayed Draw)	10/21/2032	1,597
Cards Live Oak Holdings, Inc. (Revolver)	10/21/2032	511
CCI Buyer, Inc. (Revolver)	5/13/2032	437
Centaur Holdings III, LLC (Delayed Draw)	9/5/2031	470
Centaur Holdings III, LLC (Revolver)	9/5/2031	392
Clearwave Fiber (Revolver)	12/13/2029	2,892
Continental Buyer, Inc. (2025 2 Incremental Delayed Draw Term Loan)	4/2/2031	386
Continental Buyer, Inc. (Revolver)	4/2/2031	4,970
Databricks, Inc. (Delayed Draw)	1/3/2031	2,813
Electro Methods (Revolver)	2/23/2032	2,587
eShipping, LLC (Delayed Draw)	12/23/2032	1,989
eShipping, LLC (Revolver)	12/23/2032	870
Falcon Parent Holdings, Inc. (Delayed Draw)	11/6/2031	1,225
Falcon Parent Holdings, Inc. (Revolver)	11/6/2031	1,702
Genova Diagnostics, Inc. (Delayed Draw)	12/23/2030	903
Genova Diagnostics, Inc. (Revolver)	12/23/2030	645
ICAT Intermediate Holdings, LLC (Delayed Draw)	3/1/2029	1,554
ICAT Intermediate Holdings, LLC (Revolver)	3/1/2029	315
JFL Atomic Acquisitionco, Inc. (Delayed Draw)	2/20/2031	4,417
JFL Atomic Acquisitionco, Inc. (Revolver)	2/20/2031	2,357
Kravet, Inc. (Revolver)	11/26/2030	2,292
LeadVenture, Inc. (Delayed Draw)	6/23/2032	1,074
LeadVenture, Inc. (Revolver)	6/23/2032	641
Lighthouse Technologies Holding Corp (Revolver)	12/31/2029	153
Meridian Waste Acqusitions, LLC ( Revolver)	8/30/2029	263
Meridian Waste Acqusitions, LLC (Delayed Draw)	8/30/2029	178

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S

Consolidated Schedules of Investments (continued)

December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments	Maturity Date	Unfunded
Meta Buyer, LLC (Delayed Draw)	12/22/2031	$1,836
Meta Buyer, LLC (Revolver)	12/22/2031	801
MGS MFG. Group, Inc. (Revolver)	5/31/2027	2,406
Rental Equipment Investment Co (Revolver)	10/8/2030	880
RJW Logistics Group, Inc. (Delayed Draw)	11/26/2031	292
Schoeneck Containers, LLC (Revolver)	5/7/2028	1,136
Security 101 (Revolver)	4/11/2028	1,542
SMG Operating Co, LLC( Delayed Draw)	12/5/2030	900
SMG Operating Co, LLC (Revolver)	12/5/2030	600
Solve Industrial Mo Group, LLC (Delayed Draw)	6/30/2027	2,316
Spotless Brands, LLC (Delayed Draw)	7/25/2028	2,696
Transnetyx Inc. (Revolver)	4/13/2027	722
Uptime Institute (Revolver)	1/12/2027	938
Vacation Rental Brands, LLC (2025 Delayed Draw Term Loan)	5/6/2032	297
Vacation Rental Brands, LLC (2025 2nd Amend Delayed Draw Term Loan)	5/6/2032	1,871
Vacation Rental Brands, LLC (Revolver)	5/6/2032	921
World Insurance Associates, LLC (Delayed Draw)	4/3/2030	2,192
World Insurance Associates, LLC (Revolver)	4/3/2030	250
		$76,752

(7) Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2025, non-qualifying assets represented approximately 7% of the total assets of the Company.

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

As of December 31, 2025, the Company’s controlled/affiliated investments, and their related transactions for the year ended, were as follows:

Controlled/Affiliated Investments	Fair Value as of January 1, 2025	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation/ (Depreciation)	Net Realized Gain/ (Loss)	Fair Value as of December 31, 2025	Dividend Income
SBLA Private Credit II LLC	$-	$18,756	$-	$8	$-	$18,764	$1,047
Total	$-	$18,756	$-	$8	$-	$18,764	$1,047

(9) Unless otherwise indicated, all securities are pledged as collateral to our ING Revolving Credit Facility (“ING Revolving Credit Facility”) or our ABL Credit Facility with BNP Paribas (“BNP Revolving Credit Facility”) as defined in “Note 5 - Debt”. As such, these securities are not available as collateral to our general creditors.

(10) Non-income producing security.

(11) Investment is valued using quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices unobservable inputs (Level 2), (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 -Investments”).

(12) The issuer of this investment is domiciled in the United Kingdom.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S

Consolidated Schedules of Investments (concluded)

December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following shows the composition of the Company’s portfolio at fair value by industry and geography as of December 31, 2025.

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Equity	Investments in Joint Venture	Total	Percentage of Total Portfolio
Aerospace & Defense	$23,243	$-	$-	$-	$23,243	7.30%
Air Freight & Logistics	39,113	-	-	-	39,113	12.28%
Building Materials	3,483	-	-	-	3,483	1.09%
Commercial Services & Supplies	42,257	-	-	-	42,257	13.26%
Consumer Discretionary	432	-	-	-	432	0.14%
Containers & Packaging	4,594	-	-	-	4,594	1.44%
Electrical Equipment	8,606	-	-	-	8,606	2.70%
Health Care Equipment & Supplies	6,867	-	-	-	6,867	2.16%
Health Care Providers & Services	45,960	-	-	-	45,960	14.42%
Hotels, Restaurants & Leisure	2,588	-	-	-	2,588	0.81%
Insurance	2,762	-	-	-	2,762	0.87%
Investments in Joint Venture	-	-	-	18,764	18,764	5.89%
IT Services	33,452	-	-		33,452	10.50%
Machinery	5,049	-	-	-	5,049	1.58%
Personal Care Products	3,514	-	110	-	3,624	1.14%
Pharmaceuticals	6,524	-	-	-	6,524	2.05%
Professional Services	7,395	-	-	-	7,395	2.32%
Real Estate Management & Development	10,170	-	-	-	10,170	3.19%
Software	21,165	8,730	-	-	29,895	9.38%
Telecommunication Services	12,535	-	-	-	12,535	3.93%
Textiles, Apparel & Luxury Goods	11,302	-	-	-	11,302	3.55%
Total	$291,011	$8,730	$110	$18,764	$318,615	100.00%

Geography	Fair Value	Percentage of Total Investments at Fair Value
United States	$314,991	98.9%
United Kingdom	3,624	1.1%
Total Assets	$318,615	100.0%

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S

Consolidated Schedules of Investments

December 31, 2024

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
Investments- non-controlled/non-affiliated
First Lien Secured Debt- non-controlled/non-affiliated(4)(6)

Air Freight & Logistics
RJW Logistics Group, Inc (Term Loan B)	3M S + 5.25%	9.58%	11/26/2031	15,324	$15,170	$15,170	75.10%
RJW Logistics Group, Inc (Delayed Draw)(6)	3M S + 5.25%	N/A	11/26/2031	-	(6)	(6)	(0.03)
					15,164	15,164	75.07
Commercial Services & Supplies
Ambient Enterprises Holdco, LLC (Term Loan)	3M S + 5.75%	10.08%	6/30/2030	2,073	2,052	2,052	10.16
Ambient Enterprises Holdco, LLC (Delayed Draw)(6)	3M S + 5.75%	N/A	6/30/2030	-	(2)	(2)	(0.01)
					2,050	2,050	10.15
Health Care Providers & Services
Flourish Research Acquisition, LLC (Term Loan)	3M S + 5.00%	8.40%	11/6/2031	9,530	9,389	9,389	46.48
Flourish Research Acquisition, LLC (Delayed Draw)(6)	3M S + 5.00%	8.86%	11/6/2031	363	335	335	1.66
Flourish Research Acquisition, LLC (Revolver)(6)	3M S + 5.00%	N/A	11/6/2031	-	(27)	(27)	(0.13)
					9,697	9,697	48.01
Telecommunication Services
Clearwave Fiber (Revolver)(6)	3M S + 4.00%	8.40%	12/13/2029	4,293	4,193	4,193	20.76
					4,193	4,193	20.76
Textiles, Apparel & Luxury Goods
Kravet Inc. (Term Loan)	3M S + 5.25%	9.77%	11/25/2030	12,834	12,644	12,644	62.59
Kravet Inc. (Revolver)(6)	3M S + 5.25%	N/A	11/25/2030	-	(34)	(34)	(0.17)
					12,610	12,610	62.42
Total First Lien Secured Debt-non-controlled/non-affiliated					$43,714	$43,714	216.41%
Total Investments at Fair Value					$43,714	$43,714	216.41%

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

Lord Abbett Private Credit Fund S

Consolidated Schedules of Investments (concluded)

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

December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(1) ORGANIZATION

Lord Abbett Private Credit Fund S (the “Company”, “we”, “us” or “our”) is a closed-end, non-diversified management investment company organized under the laws of the State of Delaware. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on April 1, 2025 (the “BDC Election Date”). The Company also intends to elect to be treated, and qualify annually, as a regulated investment company (“RIC”) for U.S. federal income tax purposes as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) upon filing of the tax return on its statutory due date, commencing with its initial taxable year ended December 31, 2025. Prior to the BDC Election Date, the Company was taxed as a partnership for U.S. federal income tax purposes.

The Company was formed on September 26, 2024 as Lord Abbett Private Credit Fund A, LP and commenced investment operations on November 4, 2024. Lord Abbett Private Credit Advisor LLC is the investment adviser to the Company (the “Adviser”). The Adviser is a wholly-owned subsidiary of Lord Abbett & Co. LLC. The Adviser provides the Company with investment advisory services pursuant to the terms of an investment advisory agreement (the “Advisory Agreement”). Lord, Abbett & Co. LLC, the “Administrator” or “Lord Abbett” performs, or oversees the performance of, the Company’s corporate operations and required administrative services pursuant to an administration agreement (the “Administration Agreement”).

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

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 and pursuant to Regulation S-X. The functional currency is the U.S. dollar (“USD”) and these Consolidated Financial Statements have been prepared in that currency.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (continued)

December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income, expenses, gains and losses during the reported periods. Changes in the economic environment, financial markets, credit worthiness of our portfolio companies, and any other parameters used in determining these estimates could cause actual results to differ.

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

Cash and Cash Equivalents

The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and near maturity, that they present insignificant risk of changes in value because of changes in interest rates. Foreign currencies are deposits with the custodian that are maintained in a currency other than USD. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements, and other high-quality, short-term debt securities would qualify as cash equivalents.

Cash and cash equivalents are carried at cost, which approximates fair value. The cash and cash equivalents balance as of December 31, 2025 and December 31, 2024 was $19,201 and $3,855, respectively. The foreign currencies balance as of December 31, 2025 and December 31, 2024 was $46 and $0, respectively.

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

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (continued)

December 31, 2025

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

Investment Valuation Process

Pursuant to Rule 2a-5 of the 1940 Act, the Company’s Board of Trustees (the “Board”) has designated the Adviser as the valuation designee responsible for valuing all of the Company’s investments, including making fair valuation determinations as needed. The Adviser has established a fair value committee (the “Fair Value Committee”) to carry out the day-to-day fair valuation responsibilities and has adopted policies and procedures to govern activities of the Fair Value Committee and the performance of functions required to determine the fair value of a fund’s investments in good faith. These functions include periodically assessing and managing material risks associated with fair value determinations, selecting, applying, reviewing, and testing fair value methodologies, monitoring for circumstances that may necessitate the use of fair value, and overseeing and evaluating pricing services used.

In accordance with the Adviser’s policies and procedures, investments, including debt securities, that are publicly traded but for which no readily available market quotations exist, are generally valued on the basis of information furnished by an independent third-party pricing service that uses a valuation matrix which incorporates both dealer-supplied valuations and electronic data processing techniques. To assess the continuing appropriateness of pricing sources and methodologies, the Fair Value Committee regularly performs price verification procedures on behalf of the Adviser and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations or prices received from third-party pricing services are not reflective of the fair value of an investment. Investments that are not publicly traded or whose current market prices or quotations are not readily available, as will be the case for a substantial portion of the Company’s investments, are valued at fair value as determined by the Adviser in good faith pursuant to the Adviser’s Board-approved policies and procedures. Factors used in determining fair value vary by investment type and may include market or investment specific events, transaction data, estimated cash flows, and market observations of comparable investments. In determining fair value of the Company’s loan investments the types of factors that the Fair Value Committee may take into account generally include comparison to publicly-traded securities and factors such as yield, maturity and measures of credit quality, the enterprise value of the portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business and other relevant factors.

The Company has engaged an independent valuation firm to prepare month-end valuation recommendations for which market quotations are not readily available as of the last calendar day of each month. The independent valuation firm undertakes a full analysis of the investments and provides estimated fair values for such investments to the Adviser. The independent valuation firm also provides analyses to support their valuation methodology and calculations. The Adviser’s Fair Value Committee reviews and approves each valuation recommendation and confirms it has been calculated in accordance with the Board-approved policies and procedures. The Fair Value Committee manages the Company’s fair valuation practices and maintains the fair valuation policies and procedures. The Adviser reports to the Board information regarding the fair valuation process and related material matters. The Board may determine to modify its designation of the Adviser as valuation designee, relating to any or all Company investments, at any time.

Valuation techniques used to value the Company’s investments by major category are as follows:

•	Investments, including private placements, for which observable inputs are not available are generally valued using one or more valuation methods including the market approach and the income approach. The market approach considers factors including the price of recent investments in the same or a similar security or financial

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (continued)

December 31, 2025

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

Payment-in-Kind (“PIK”) Income

The Company may have loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. In order to satisfy the annual RIC distribution requirements, this non-cash source of income must be included in determining the amounts to be paid out in the form of dividends, even if cash is not yet collected. For the year ended December 31, 2025, and for the period ended December 31, 2024, there was no PIK income.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (continued)

December 31, 2025

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

Non-Accrual Investments

Loans are generally placed on non-accrual status when, in management’s judgment, there is sufficient doubt that all or a portion of principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2025 and December 31, 2024, there were no loans on non-accrual status.

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

Deferred Financing Costs

Financing costs incurred in connection with the Company’s credit facilities are capitalized and amortized into expense using the straight-line method, which approximates the effective yield method over the life of the facility. See “Note 5 - Debt.”

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

Foreign Currency Translations

The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the foreign exchange rate on the date of valuation. The Company’s investments in foreign securities may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

Income Taxes

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company reviews and evaluates tax positions in its major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. Based on this review, the Company has determined the major tax jurisdictions to be where the Company is organized, where the Company makes investments, and where the Company is located; however, no reserves for uncertain tax positions were recorded for the year ended December 31, 2025 and for the period ended December 31, 2024. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no tax liability or expense, including interest and penalties, has been recorded in the Consolidated Financial Statements. Generally, the Company’s U.S. federal, state, and local tax returns remain open for examination for a period of three to five years from when they are filed under varying statutes of limitations.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (continued)

December 31, 2025

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

Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes-Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the income tax disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be applied prospectively, with an option for retrospective application. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on its financial statement disclosures.

Segment Reporting

An operating segment is defined in FASB Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”) as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available.

The CODM for the Company is Lord Abbett through its Management, Investment and Operating Committees, which are responsible for assessing performance and making decisions about resource allocation. The CODM has determined that the Company has a single operating segment based on the fact that the CODM monitors the operating results of the Company as a whole and that the Company’s long-term strategic asset allocation is pre-determined in accordance with the terms of its prospectus, based on a defined investment strategy which is executed by the Company’s portfolio managers as a team. The financial information provided to and reviewed by the CODM is consistent with that presented within the Company’s Consolidated Schedules of Investments, Consolidated Statements of Assets and Liabilities, Consolidated Statements of Operations, Consolidated Statements of Changes in Net Assets, Consolidated Statement of Cash Flows and Financial Highlights.

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

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (continued)

December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Pursuant to the Expense Support Agreement, the Company has entered into with the Adviser, the Adviser is obligated to advance all of the Company’s Other Operating Expenses (each, a “Required Expense Payment”) to the effect that such expenses do not exceed 0.70% (on an annualized basis) of the Company’s NAV. Any Required Expense Payment must be paid by the Adviser to the Company in any combination of cash or other immediately available funds and/or offset against amounts due from the Company to the Adviser or its affiliates. “Other Operating Expenses” means the Company’s organizational and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, excluding the Company’s base management and incentive fees owed to the Adviser, financing fees and costs (other than upfront fees on the Company’s initial credit facility), brokerage commissions, placement agent fees, costs and expenses of distributing and placing the common shares, extraordinary expenses and any interest expenses owed by the Company, all as determined in accordance with U.S. GAAP.

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

No Voluntary Reimbursement Payment for any calendar month shall be made if: (1) the Effective Rate of Distributions Per Share declared by the Company at the time of such Voluntary Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Voluntary Reimbursement Payment relates, (2) the Company’s Operating Expense Ratio at the time of such Voluntary Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Voluntary Reimbursement Payment relates, or (3) the Company’s Other Operating Expenses at the time of such Voluntary Reimbursement Payment exceeds 0.70% of the Company’s NAV. “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365-day year) of regular cash distributions per share exclusive of returns of capital and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, if any, and interest expense, by the Company’s net assets. “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with U.S. GAAP for investment companies.

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (continued)

December 31, 2025

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

Based on the terms described above, the Company may be obligated to make Reimbursement Payments to the Adviser in accordance with the Expense Support Agreement. As of December 31, 2025, $39 was reimbursed by the Company to the Adviser. As of December 31, 2024, no such reimbursements were required.

The following table presents a cumulative summary of the expense payments and reimbursement payments as of December 31, 2025.

For the Quarter Ended	Required Expense Payments by Adviser	Required Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
December 31, 2024	$95	$(39)	$56	December 31, 2027
March 31, 2025	413	-	413	March 31, 2028
June 30, 2025	316	-	316	June 30, 2028
September 30, 2025	310	-	310	September 30, 2028
December 31, 2025	639	-	639	December 31, 2028
Total	$1,773	$(39)	$1,734

Due to/ Due From Adviser

As of December 31, 2025 and December 31, 2024, the Company had $1,161 and $161, respectively, of expenses which are owed to the Adviser, and are included in Due to adviser on the Consolidated Statements of Assets and Liabilities. For the year ended December 31, 2025 and December 31, 2024, the Adviser has committed to pay $1,639 and $95, respectively, in expenses, of which $0 remains receivable as of December 31, 2025. As of December 31, 2024, there was $95 receivable from the Adviser.

Management fee

Prior to the BDC Election Date, the Company did not incur management fees. Following the BDC Election Date, the Company began to accrue management fees. The management fee is payable monthly in arrears at an annual rate of 1.00% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month, adjusted for any share issuances or repurchases during the applicable month. For purposes of the Advisory Agreement, net assets mean the Company’s total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP. For the year ended December 31, 2025 and the period from November 4, 2024 (commencement of operations) to December 31, 2024, the Company incurred management fees of $763 and $0, respectively, of which $106 and $0 remains payable as of December 31, 2025 and December 31, 2024, respectively. For the year ended December 31, 2025 and the period from November 4, 2024 (commencement of operations) to December 31, 2024, the Company voluntarily waived management fees of $48 and $0, respectively.

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

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (continued)

December 31, 2025

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

We will pay the Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•	No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.50% per quarter (6.00% annualized);

•	100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.71% (6.84% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.71%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.71% in any calendar quarter; and

•	12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.71% (6.84% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

These calculations are pro-rated for any period of less than three (3) months and adjusted for any share issuances or repurchases during the relevant quarter.

Prior to the BDC Election Date, the Company did not incur incentive fees. Following the BDC Election Date, the Company began to accrue incentive fees. For the year ended December 31, 2025, income based incentive fees were $1,081. For the period from November 4, 2024 (commencement of operations) to December 31, 2024, income based incentive fees were $0. As of December 31, 2025 and December 31, 2024, $429 and $0, respectively, of such income based incentive fees were unpaid and are included in Income incentive fees payable on the Consolidated Statements of Assets and Liabilities.

Incentive Fee Based on Capital Gains

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals:

•	12.5% of cumulative realized capital gains from the BDC Election Date through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fee on capital gains as calculated in accordance with U.S. GAAP.

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

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (continued)

December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

For the year ended December 31, 2025 and the period from November 4, 2024 (commencement of operations) to December 31, 2024, capital gains incentive fees were $85 and $0, respectively. As of December 31, 2025, $85 of capital gains incentive fees were unpaid and are included in capital gains incentive fee payable on the Consolidated Statements of Assets and Liabilities.

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

Prior to the BDC Election Date, the Company did not incur administration fees. Following the BDC Election Date, the Company began to accrue administration fees. For the year ended December 31, 2025, the Company incurred $191 of administration fees. For the period from November 4, 2024 (commencement of operations) to December 31, 2024, the Company incurred $0 of administration fees. As of December 31, 2025, $27 of administration fees were unpaid and are included in administration fees payable on the Consolidated Statements of Assets and Liabilities.

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

Subject to any applicable Financial Industry Regulatory Authority, Inc., or FINRA, limitations on underwriting compensation, the Company will pay the Placement Agent a shareholder servicing and/or Distribution Fee, or the Distribution/Servicing Fees, for Common shares equal to 0.85% per annum of the aggregate NAV, as of the beginning of the first calendar day of the applicable month, for the Common shares. The annual Distribution/Servicing Fees are paid by the Company to the Placement Agent pursuant to the Company’s distribution and servicing plan, or the Distribution and Servicing Plan. The Distribution and Service Fees are accrued and payable monthly. For the year ended December 31, 2025, Distribution and Shareholder Servicing Fees incurred were $608. For the period from November 4, 2024 (commencement of operations) to December 31, 2024, Distribution and Shareholder Servicing Fees incurred were $0. As of December 31, 2025, $90 of Distribution and Shareholder Servicing Fees were unpaid and are included in Distribution and Shareholder Servicing Fees payable on the Consolidated Statements of Assets and Liabilities.

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

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (continued)

December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Company, and reviews other information relating to the Placement Agent, such as their relationships with financial intermediaries and the adequacy of their compliance program.

Controlled/Affiliated Companies

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying Consolidated Financial Statements, including the Consolidated Schedule of Investments. The Company has made investments in a joint venture that has been considered a controlled/affiliated company. For further description, see “Note 4 - Investments”.

(4) Investments

Fair Value Measurement and Disclosures

The following table shows the composition of the Company’s investment portfolio as of December 31, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value(1)
First Lien Secured Debt	$290,356	$291,011	$-	$3,483	$287,528	$-
Second Lien Secured Debt	8,695	8,730	-	-	8,730	-
Equity	110	110	-	-	110	-
Investments in Joint Venture	18,756	18,764	-	-	-	18,764
Total Investments	$317,917	$318,615	$-	$3,483	$296,368	$18,764

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

The following table shows the composition of the Company’s investment portfolio as of December 31, 2024, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$43,714	$43,714	$-	$-	$43,714
Total Investments	$43,714	$43,714	$-	$-	$43,714

The following table presents changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2025:

	For the Year ended December 31, 2025
	First Lien Secured Debt	Second Lien Secured Debt	Equity
Fair value as of December 31, 2024	$43,714	$-	$-
Purchases	285,204	8,685	110
Sales and repayments	(42,710)	-	-
Net (amortization) accretion on investments	599	10	-
Net realized gains (losses)	89	-	-
Net change in unrealized gains (losses)	632	35	-
Transfers out of Level 3 (1)	-	-	-
Transfers into Level 3 (1)	-	-	-
Fair value as of December 31, 2025	$287,528	$8,730	$110
Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2025	$632	$35	$-

(1) For the year ended December 31, 2025, there were no transfers out of/into Level 3.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (continued)
December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of December 31, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2025, were as follows:

Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average (1)
First Lien Secured Debt	$233,458	Income Approach	Discount Rate	6.65% - 10.41%	8.46%
First Lien Secured Debt	54,070	Market Approach	Transaction Price	N/A	N/A
Second Lien Secured Debt	8,730	Income Approach	Discount Rate	9.94% - 10.44%	10.19%
Equity	110	Market Approach	Transaction Price	N/A	N/A
Total Level 3 Investments	$296,368

The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2024, were as follows:

Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average (1)
First Lien Secured Debt	$43,714	Market Approach	Transaction Price	N/A	N/A
Total Level 3 Investments	$43,714

(1)	Weighted averages are calculated based on fair value of investments.

The significant unobservable input used in the market approach is the transaction price to acquire the position. There has been no change to the valuation based on the underlying assumptions used at the closing of such transaction. The significant unobservable input used in the income approach is the discount rate. The discount rate is used to discount the estimated future cash flows, which include both future principal and interest payments expected to be received from the underlying investment. An increase/decrease in the discount rate would result in a decrease/ increase, respectively, in the fair value. There have been no material changes to the valuation approaches utilized during the year ended December 31, 2025 or the period ended December 31, 2024.

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

The Company and the JV partner have $60 million and $8.6 million, respectively, in total commitments to SBLA II JV, with targeted member ownership interests of approximately 87.5% and 12.5%, respectively. The Company and the JV partner have equal voting rights with respect to the SBLA II JV and the SBLA II JV’s general partner. The SBLA II JV will not be consolidated in the Company’s Consolidated Financial Statements. As of December 31, 2025, the Company had commitments of $60 million to the SBLA II JV, of which $41 million remained unfunded.

119

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (continued)
December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following tables present the consolidated schedule of investments of the SBLA II JV as of December 31, 2025.

SBLA Private Credit II LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Secured Debt(4)(5)

Aerospace & Defense
Unical Aviation Inc (Term Loan)	1M S + 3.75%	7.47%	10/31/2029	$3,404	$3,373	$3,385	15.78%
					3,373	3,385	15.78

Automobile Components
ATCDT Corp (Term Loan)	1M S + 3.50%	7.32%	1/25/2028	5,924	5,875	5,895	27.49
					5,875	5,895	27.49

Beverages
King Juice (Term Loan)	1M S + 4.35%	7.22%	3/25/2027	694	690	694	3.24
King Juice (Revolver)(6)	1M S + 4.35%	7.22%	3/25/2027	27	20	27	0.13
					710	721	3.37

Commercial Services & Supplies
KDV Label (Term Loan)	1M S + 3.85%	8.04%	4/30/2029	3,578	3,565	3,555	16.58
KDV Label (Delayed Draw)(6)	1M S + 3.85%	N/A	4/30/2029	–	(2)	(9)	(0.05)
Meridian Waste Acquisitions, LLC (Term Loan)	3M S + 3.38%	7.81%	8/30/2029	7,598	7,598	7,598	35.43
Meridian Waste Acquisitions, LLC (Delayed Draw)(6)	3M S + 3.88%	7.88%	8/30/2029	3,081	3,081	3,081	14.37
Meridian Waste Acquisitions, LLC (Revolver)(6)	3M P + 2.25%	9.00%	8/30/2029	842	842	842	3.93
					15,084	15,067	70.26

Construction & Engineering
Discovery Marketing And Distributing, LLC (Term Loan)	3M S + 4.00%	7.91%	8/10/2027	7,368	7,313	7,340	34.23
					7,313	7,340	34.23

Containers & Packaging
Accord Buyer LLC (Term Loan)	1M S + 4.50%	8.32%	5/19/2028	3,738	3,708	3,645	17.00
Accord Buyer LLC (Term Loan)(6)	1M S + 4.50%	8.32%	5/19/2028	590	590	564	2.63
					4,298	4,209	19.63

Financial Services
Trimont Holdings LLC (Term Loan)	1M S + 2.75%	6.47%	3/1/2030	11,100	11,017	10,988	51.24
					11,017	10,988	51.24

Industrials
Fairbank Equipment (Term Loan)	3M S + 3.90%	7.72%	12/23/2026	3,883	3,849	3,854	17.97
Madison Safety & Flow LLC (Revolver)(6)	3M S + 2.75%	N/A	9/26/2029	–	–	–	–
					3,849	3,854	17.97

Leisure Products
Buffalo Games LLC (Term Loan)	1M S + 2.50%	6.32%	8/31/2027	1,146	1,137	1,146	5.34
					1,137	1,146	5.34

Machinery
Rental Equipment Investment Co. (Term Loan)	3M S + 4.50%	8.17%	10/8/2030	12,500	12,350	12,344	57.56
Seakeeper Technologies LLC (Term Loan)	3M S + 3.25%	7.09%	7/19/2027	7,702	7,645	7,673	35.78
					19,995	20,017	93.34

Professional Services
Investor Group Services LLC (Term Loan)	1M S + 3.25%	7.04%	10/21/2027	5,108	5,067	5,064	23.61
					5,067	5,064	23.61

Real Estate Management & Development
Royal Property Company Borrower LLC (Term Loan)	1M S + 3.75%	7.47%	2/2/2028	6,033	5,984	6,018	28.06
					5,984	6,018	28.06

Specialty Retail
Alliance Mobile Inc (Term Loan)	3M S + 3.50%	7.32%	8/1/2028	6,410	6,375	6,378	29.74
Alliance Mobile Inc (Term Loan)	3M S + 3.50%	7.32%	8/1/2028	965	957	960	4.48
Alliance Mobile Inc (Delayed Draw)	3M S + 3.50%	7.32%	8/1/2028	598	598	595	2.77
M&M Thrift Management Company LLC (Term Loan)	3M S + 2.25%	6.02%	12/1/2026	4,392	4,366	4,370	20.38
					12,296	12,303	57.37
Total First Lien Secured Debt					$95,998	$96,007	447.69%
Total Investments at Fair Value					$95,998	$96,007	447.69%
120

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (continued)

December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(1) Unless otherwise indicated, debt investments held by the SBLA II JV are denominated in USD dollars and are income producing. All investments are pledged as collateral under a credit facility, unless otherwise indicated.

(2) Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), which generally resets periodically. For each loan, the SBLA II JV has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of December 31, 2025.

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

(6) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from the unfunded committment being valued below par and/or unamortized fees, which are capitalized to the investment cost. As of December 31, 2025 the total unfunded loan commitment was approximately $7.2 million.

The following table presents the selected statement of assets and liabilities information of the SBLA II JV as of December 31, 2025.

SBLA Private Credit II LLC
Consolidated Financial Statements

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

December 31, 2025
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost $95,998)	$96,007
Cash and cash equivalents	6,099
Interest receivable from non-controlled/non-affiliated investments	410
Total assets	$102,516

LIABILITIES
Debt (net of deferred financing costs of $1,181)	$78,919
Interest payable	1,361
Distribution payable	559
Professional fees payable	123
Due to advisor	72
Administration fees payable	37
Total liabilities	$81,071
MEMBERS’ EQUITY
Members’ equity	$21,445
Total members’ equity	$21,445
Total liabilities and members’ equity	$102,516
121

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (continued)

December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table presents the selected statement of operations information of the SBLA II JV for the period December 31, 2025.

SBLA Private Credit II LLC

Consolidated Financial Statements

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

For the period from May 6, 2025 (commencement of operations) to December 31, 2025
Investment income
Non-controlled/non-affiliated investments:
Interest income	$4,687
Fee income	23
Total investment income	$4,710

Expenses
Interest expense	$3,243
Professional fees	187
Administration fees	79
Other general & administrative	4
Total expenses	$3,513
Net expenses	$3,513
Net investment income	$1,197

Net realized gain (loss) and change in unrealized gain (loss)
Net change in unrealized gain (loss):
Non-controlled/non-affiliated investments	$9
Net change in unrealized gain (loss):	$9
Net realized gain (loss) and change in unrealized gain (loss)	$9
Net increase (decrease) in net assets resulting from operations	$1,206

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

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (continued)

December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Revolving Credit Facility with ING Capital

On June 3, 2025, the Company entered into a revolving credit facility (the “ING Revolving Credit Facility”) pursuant to a Senior Secured Credit Agreement (the “Credit Agreement”), by and among the Company, as borrower, ING Capital LLC (“ING”), as administrative agent (in such capacity, the “Administrative Agent”), each of the lenders and issuing banks party thereto, and ING, as lead arranger, as sole book runner and as a syndication agent. The ING Revolving Credit Facility provides for, among other things, borrowings in U.S. dollars or certain other permitted currencies in an initial aggregate amount of up to $100 million subject to availability under the borrowing base, with an option for the Company to elect at one or more times, subject to certain conditions, to increase the maximum committed amount up to $500 million.

The revolving period during which the Company is permitted to borrow, repay and re-borrow advances will terminate on June 4, 2029 (the “Commitment Termination Date”). Any amounts borrowed under the ING Revolving Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 3, 2030 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the ING Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the ING Revolving Credit Facility accrue interest at a rate per annum equal to the relevant rate plus an applicable margin of (a) with respect to any ABR Loan, (i) 0.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 0.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount; (b) with respect to any Term Benchmark Loan, (i) 1.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 1.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount, and (c) with respect to any RFR Loans, (i) 1.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 1.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount. In addition, the Company will pay a non-usage fee of 0.375% on the average daily unused amount of the revolving commitments under the ING Revolving Credit Facility. As of December 31, 2025, the Company was in compliance with all covenants and other requirements of the ING Revolving Credit Facility.

On October 17, 2025, the Company increased the available borrowing capacity of the ING Revolving Credit Facility to $125 million.

ABL Credit Facility with BNP Paribas

On July 25, 2025 (the “Closing Date”), Lord Abbett PCF Financing S LLC (“Borrower”), entered into a revolving credit facility (the “BNP ABL Credit Facility”) pursuant to Revolving Credit and Security Agreement (the “BNP Credit Agreement”), by and among the Borrower, BNP Paribas (“BNP”), as administrative agent (the “BNP Administrative Agent”), the Company, as equity holder and collateral manager, State Street Bank and Trust Company, as collateral administrator and as collateral agent and each of the lenders from time to time party thereto. The BNP ABL Credit Facility provides for, among other things, borrowings in U.S. dollars or certain other permitted currencies in an initial aggregate amount of up to $250 million, subject to availability under the Borrowing Base, with an option for the Borrower to elect at one or more times, subject to certain conditions, to terminate or reduce the unused amount of the facility by at least $500,000 or by the remaining unused portion.

The revolving period during which the Borrower is permitted to borrow, repay and re-borrow advances will terminate on the last day of the Reinvestment Period, which terminates on the earlier of the date of the 36-month anniversary of the Closing Date or termination of commitments resulting from an event of default (the “Facility Termination Date”). Any amounts borrowed under the BNP ABL Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable 24 months after the Facility Termination Date. Following the Facility Termination Date, the Borrower will be required to pay principal and interest amounts in accordance with the two-year schedule provided for in the BNP Credit Agreement.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (continued)
December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The Borrower may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the BNP ABL Credit Facility accrue interest at a rate per annum equal to the Base Rate plus an applicable margin of 2.00% during the Reinvestment Period and 2.50% following the Reinvestment Period. In addition, the Borrower will pay a non-usage fee that is determined based on the percentage of the Maximum Facility Amount that remains unused, as follows: any Unused Amount during the nine months following the Closing Date, the applicable non-usage fee is 0.50%; any Unused Amount following the nine-month anniversary of the Closing date, (i) if the Unused Amount is greater than or equal to 75% of the Maximum Facility Amount, the non-usage fee shall equal the Applicable Margin; (ii) if the Unused Amount is less than 75% but greater than or equal to 50% of the Maximum Facility Amount, the non-usage fee shall be 1.25%; (iii) if the Unused Amount is less than 50% but greater than or equal to 25% of the Maximum Facility Amount, the non-usage fee shall be 0.75%; and (iv) if the Unused Amount is less than 25% of the Maximum Facility Amount, the non-usage fee shall be 0.00%. As of December 31, 2025, the Company was in compliance with all covenants and other requirements of the BNP ABL Credit Facility.

The Company’s outstanding debt obligations were as follows:

	As of December 31, 2025
	Aggregate Borrowing Capacity	Outstanding Principal		Less Unamortized Deferred Financing Costs	Carrying Value per Consolidated Statement of Assets and Liabilities
BNP ABL Credit Facility	$250,000	$113,200		$2,831	$110,369
ING Revolving Credit Facility	125,000	82,327	(1)	1,691	80,636
Total	$375,000	$195,527		$4,522	$191,005

(1)	Net of ($28) in unrealized depreciation related to foreign currency translations.

The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2025.

	As of December 31, 2024
	Aggregate Borrowing Capacity	Outstanding Principal	Less Unamortized Deferred Financing Costs	Carrying Value per Consolidated Statement of Assets and Liabilities
BofA Credit Facility	$100,000	$27,300	$111	$27,189
Total	$100,000	$27,300	$111	$27,189

The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2024.

Secured Borrowing Agreement

On May 23, 2025, the Company entered into a participation agreement (the “Participation Agreement”) with Macquarie Bank Limited (“Macquarie”). The Company would transfer investments to Macquarie for cash and repurchase the same investment on a forward settlement basis. The repurchase transaction would have a settlement date of up to 60 days. The repurchase transaction under the Participation Agreement was a type of secured borrowing, in which the Company would retain the economics of the investment and would pay an interest charge. On July 10, 2025, the Company terminated its Participation Agreement with Macquarie and repaid all outstanding principal and interest balances. The amount of interest incurred under the Participation Agreement for the year ended December 31, 2025, was $115, which equated to an effective interest rate of 7.33%. Interest expense incurred under the Participation Agreement is included on the Consolidated Statements of Operations as Interest expense.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (continued)
December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The components of interest expense were as follows for the year ended December 31, 2025 and for the period from November 4, 2024 (commencement of operations) to December 31, 2024:

	For the Year Ended December 31, 2025	For the period from November 4, 2024 (commencement of operations) to December 31, 2024
Borrowing interest expense	$7,230	$243
Facility unused fee	381	49
Amortization of deferred financing costs	712	50
Total	$8,323	$342

The following table summarizes the average debt outstanding and the weighted average interest cost:

	For the Year Ended December 31, 2025	For the period from November 4, 2024 (commencement of operations) to December 31, 2024
Weighted average interest rate (1)	6.35%	6.83%
Weighted average debt outstanding	$113,793	$22,547

(1)	Excludes facility unused fees and amortization of deferred financing costs.

Promissory Notes

On August 1, 2025, the Company closed on an offering of 110 promissory notes due August 1, 2055 (the “Promissory Notes”) in a private offering, with each Promissory Note being issued in connection with the issuance of one common share of the Company (the “Promissory Notes Offering”) to accredited investors (as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (“Securities Act”)). The aggregate principal amount of the Promissory Notes is $110 less the value of 110 common shares at issuance. The Company will pay interest totaling $0.12 per year on each outstanding Promissory Note, with such interest to be paid semi-annually on or before June 30 and December 31 each year. The Promissory Notes are reflected on the accompanying Consolidated Statements of Assets and Liabilities as Accrued expenses and other liabilities. For the year ended December 31, 2025, the Company incurred $5.5 interest expense on the Promissory Notes. As of December 31, 2025, $0 of such interest expense was unpaid.

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

The Promissory Notes are issued in reliance on Regulation D under the Securities Act. The Promissory Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable. The Company intends to use the net proceeds from the Promissory Notes Offering for general corporate purposes.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (continued)
December 31, 2025

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2025 and December 31, 2024, the Company had $76,752 and $12,410, respectively, of unfunded commitments to its portfolio companies with details disclosed in the Consolidated Schedules of Investments. As of December 31, 2025, $41 million of capital committed remained uncalled from the Company in relation to capital commitments to the SBLA II JV.

(7) SHAREHOLDERS’ CAPITAL

As of December 31, 2025, and December 31, 2024 total capital commitments to the Company were $0 and $225 million, respectively. On July 1, 2025, all outstanding capital commitments were extinguished and the Company has begun to take monthly subscriptions in connection with a continuous offering of its Common Shares.

The following table summarizes the total proceeds received from capital contributions/shares sold for the year ended December 31, 2025.

Date Received	Shares Issued			Proceeds Received
February 12, 2025	$	N/A	(1)	$7,500
February 27, 2025		N/A	(1)	14,300
March 28, 2025		N/A	(1)	15,000
April 30, 2025		1,000,801		25,000
June 30, 2025		796,178		20,000
August 1, 2025		318,835		8,003
September 2, 2025		199,203		5,000
October 1, 2025		119,617		3,000
November 3, 2025		119,570		3,000
December 1, 2025		239,425		6,005
Total		$2,793,629		$106,808

(1)	Prior to the Conversion Date, the Company did not issue shares. Effective March 31, 2025, all proceeds received from capital contributions were converted into Common Shares, formalizing the unitization of Lord Abbett Private Credit Fund S. On this date, 2,280,000 shares were issued and outstanding at a par value of $0.01.

As of December 31, 2025 and as of December 31, 2024, Lord Abbett and certain registered investment companies and other pooled vehicles advised by Lord Abbett collectively own approximately 100% and 100%, respectively, of the Company.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (continued)
December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Dividend Reinvestment Plan

Shareholders, whose Common Shares are registered with State Street Bank and Trust Company (the “Agent”), will automatically be enrolled (the “Participants”) in the Company’s Dividend Reinvestment Plan (the “DRIP”). The Company will declare its income dividends or capital gains or other distributions (“Distributions”) payable in Common Shares, or, at the option of shareholders, in cash. Therefore, each Participant will have all Distributions, net of any applicable U.S. withholding taxes, on his or her Common Shares automatically reinvested (net of applicable withholding tax) in additional Common Shares, unless such Participant elects to receive such Distributions in cash by contacting the Agent. An election to receive cash may be revoked or reinstated at the election of the shareholders. On the payment date for a Distribution, the Agent shall receive newly issued Common Shares (“Additional Shares”), including fractions, from the Company for each Participant’s account. The number of Additional Shares to be credited shall be determined by dividing the dollar amount of the Distribution by the net asset value per Share on the payment date. The net asset value per Share on a particular date shall be the amount calculated on that date (or if not calculated on such date, the amount most recently calculated) by or on behalf of the Company in accordance with the Company’s current private placement memorandum. It is contemplated that the Company will pay dividends at least quarterly. If, for any reason beyond the control of the Agent, reinvestment of the Distributions cannot be completed within thirty (30) days after the applicable payment date for such Distribution, funds held by the Agent on behalf of a Participant will be distributed to that Participant. As of December 31, 2025 no shareholders elected DRIP for distributions.

The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Per Share	Total Amount
March 28, 2025	March 28, 2025	March 28, 2025	N/A(1)	$984
June 30, 2025	June 30, 2025	July 10, 2025	$0.45	1,850
July 24, 2025	July 31, 2025	August 27, 2025	0.21	857
August 25, 2025	August 31, 2025	September 26, 2025	0.21	923
September 23, 2025	September 30, 2025	October 28, 2025	0.19	873
October 22, 2025	October 31, 2025	November 26, 2025	0.19	896
November 21, 2025	November 30, 2025	December 23, 2025	0.19	918
December 19, 2025	December 31, 2025	January 28, 2026	0.19	964
Total				$8,265

(1)	Prior to the Conversion Date, the Company had no shares outstanding.

Share Repurchase Program

The Company commenced a share repurchase program in which it intends to repurchase up to 5% of the Company’s common shares outstanding as of the close of the previous calendar quarter, at the discretion of the Board. The Board may amend, suspend or terminate the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Should the Board suspend the share repurchase program, the Board will consider whether the continued suspension of the program is in the best interests of the Company and its shareholders on a quarterly basis. However, the Board is not required to authorize the recommencement of the share repurchase program within any specified period of time. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

On October 29, 2025, under the Company’s share repurchase program, the Company made a tender offer to purchase up to 219,790.70 Common Shares, which represented approximately 5% of the Company’s outstanding shares as of August 31, 2025. The tender offer was for cash at a price equal to the net asset value per share as of December 31, 2025. The offer expired at 11:59 P.M., Eastern Time, on November 28, 2025. No shares were validly tendered prior to the expiration of the offer.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (continued)
December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(8) CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the consolidated financial highlights for the year ended December 31, 2025:

For the Year ended December 31, 2025
Per Share Data (1)
Net asset value, at March 31, 2025	$25.06
Net investment income (loss)	1.69
Net realized and unrealized gain (loss) (2)	(0.01)
Net increase (decrease) in net assets resulting from operations	1.68
Distributions declared from net investment income(5)	(1.63)
Total increase (decrease) in net assets	0.05
Net asset value, end of period	25.11
Common Shares outstanding at end of year	5,073,629
Total return (4)
Based on net asset value (4)	10.4%
Ratio/Supplemental Data:
Net assets at end of year	$127,420
Ratio of expenses before waiver and expense reimbursement to average net asset value	15.2%
Ratio of net expenses to average net asset value	13.2%
Ratio of net investment income to average net asset value	9.4%
Asset coverage ratio	163%
Portfolio turnover	22%

(1) Prior to the Conversion Date, the Company had no shares outstanding. Per share data has been derived based on the weighted average number of shares outstanding for the period from March 31, 2025 to December 31, 2025.

(2) Net unrealized and realized gain (loss) per share does not correlate to the aggregate of the net realized and unrealized gain (loss) in the Statement of Operations, primarily due to the timing of the issuance of the Company’s common shares.

(3) Not utilized.

(4) Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company’s dividend reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any. Total returns for periods of less than 1 year are not annualized.

(5) The tax character of distributions is determined based on the total amount of taxable income for the full tax year and cannot be confirmed until after the close of the tax year. Accordingly, the tax character of the Company’s distributions as denoted herein may be re-characterized later based on taxable income for the full tax year.

The total return since inception and the expense and net investment income ratios are not disclosed for the period from November 4, 2024 (commencement of operations) to December 31, 2024. There was limited capital activity for the period from November 4, 2024 (commencement of operations) to December 31, 2024, as such management believes that such disclosures would not be meaningful.

(9) INCOME TAXES

For income tax purposes, distributions made to the Company’s shareholders are reported as ordinary income, capital gains, or a combination thereof. The tax character of distributions made for the period from April 1, 2025 (BDC Election Date) to December 31, 2025, was as follows:

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (continued)
December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

December 31, 2025
Distributions paid from:
Ordinary income (including net short-term capital gains)	$7,281
Net long-term capital gains	—
Total taxable distributions	$7,281

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as unrealized appreciation or depreciation are generally not included in taxable income until they are realized.

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book-to-tax treatment of net operating losses, distribution re-designations and timing of the deductibility of certain business expenses, as applicable. To the extent these differences are permanent, they are charged or credited to additional paid-in capital and distributable earnings/accumulated loss, as appropriate.

The following table sets forth the amount the Company reclassified for book purposes arising from permanent book to tax differences primarily related to non-deductible expenses and net income prior to the Company checking the box to be taxed as a corporation:

As of December 31, 2025
Adjustment to Total Distributable Earnings	$22
Adjustment to Paid In Capital	(22)

The components of distributable earnings/(accumulated loss) as calculated on a tax basis as of December 31, 2025 was as follows (dollar amounts in thousands):

December 31, 2025
Undistributed ordinary income	$—
Undistributed long-term capital gains	—
Accumulated capital and other losses	—
Unrealized appreciation/(depreciation)	671
Other Temporary Differences	(237)
Total distributable earnings/(accumulated loss)	$434

As of December 31, 2025 the federal tax cost, aggregate gross unrealized appreciation and depreciation of investments held by the Company were as follows:

As of December 31, 2025
Federal Tax Cost of Investments	$317,917
Gross unrealized appreciation	918
Gross unrealized depreciation	(220)
Net unrealized appreciation (depreciation)	698

To the extent that capital loss carryforwards are used to offset any future capital gains realized, no capital gains tax liability will be incurred by the Company for gains realized and not distributed. To the extent that capital gains are offset, such gains will not be distributed to the shareholders.

(10) SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the Consolidated Financial Statements were issued. There have been no subsequent events that require recognition or disclosure through the date the Consolidated Financial Statements were issued, except as disclosed below.

Distributions

On January 23, 2026, the Company declared a distribution of $0.19 per share to shareholders of record as of January 31, 2026 to be payable on February 26, 2026.

On February 24, 2026, the Company declared a distribution of $0.19 per share to shareholders of record as of February 28, 2026 to be payable on March 26, 2026.

Subscriptions

On January 2, 2026, the Company issued and sold approximately 502,788 of the Company’s Common Shares for an aggregate offering price of approximately $12.6 million, reflecting a purchase price of $25.11 per Common Share.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (continued)
December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

On February 2, 2026, the Company issued and sold approximately 760,191 of the Company’s Common Shares for an aggregate offering price of approximately $19.1 million, reflecting a purchase price of $25.07 per Common Share.

The Company received approximately $28.6 million of net proceeds relating to the issuance of Common Shares for subscriptions effective March 2, 2026.

Share Repurchases

On January 29, 2026, under the Company’s share repurchase program, the Company made a tender offer to purchase up to 241,710 Common Shares, which represented approximately 5% of the Company’s outstanding shares as of November 30, 2025. The tender offer was for cash at a price equal to the net asset value per share as of March 31, 2026. The offer expired at 11:59 P.M., Eastern Time, on February 27, 2026. No shares were validly tendered prior to the expiration of the offer.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and the Company’s Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2025, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and the Company’s Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 (e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s Chief Executive Officer (Principal Executive Officer) and the Company’s Chief Financial Officer (Principal Financial Officer) have concluded that the Company’s current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred for the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal year ended December 31, 2025, none of the Company’s trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board

The Company’s business and affairs are managed under the direction of the Company’s Board of Trustees. The Trustees are experienced executives who meet periodically throughout the year to oversee the Company’s activities, including, among other things, the oversight of the Company’s investment activities, the quarterly valuation of our assets, review of contractual arrangements with companies that provide services to the Company, oversight of the Company’s financing arrangements and corporate governance activities. The Company’s Board consists of five members, three of whom are not “interested persons” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by the Company’s Board. We refer to these individuals as “Independent Trustees.” The Company’s Board elects the Company’s executive officers, who serve at the discretion of the Board.

Trustees

Information regarding the Board is as follows:

Name (Year of Birth)	Position Held (Length of Time Served)	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Trustee	Other Directorships Held During Past 5 Years

Independent Trustees
Sharon French (1965)	Trustee (since 2025)	President and CEO of SunAmerica Asset Management, LLC and AIG Life & Retirement Funds (2019–2021).	7	Board member of BNY/Newton Investment Management (2021–Q4 2025); Board member of Seasons Series Trust (2019–2021); Board member of SunAmerica Series Trust (2019–2021).

John Shaffer (1964)	Chair and Trustee (since inception)	Co-Head of the Americas’ Credit Sales at Goldman Sachs (2007- 2014); Head of America’s Credit Sales at Merrill Lynch (2001- 2006).	7	Advisory Council Member of Strategic Partners (2021-2023).

Lisa Shalett (1966)	Trustee (since inception)	Managing Partner, Head of Strategic Innovation at Brookfield Asset Management (2018-2019); Partner at Goldman Sachs (2002-2015) and formerly other roles (1995-2002); and Co-Founder of Extraordinary Women on Boards (since 2021).	7	Currently Board member of PennyMac Financial Services (since 2020), MPower Partners (since 2021), and FTAC Emerald Acquisition Corp. (since 2021); Board member of AccuWeather (2019-2023); Board member of Bully Pulpit Interactive (2017-2022); and Board member of PerformLine (2015-2019).

Interested Trustees

Stephan Kuppenheimer (1970)	Trustee; Chief Executive Officer (since inception)	Head of Private Investments, Portfolio Manager and Partner of Lord Abbett (since 2023); Previously Senior Managing Director and Portfolio Manager at Blackstone and Global Head of Capital Formation for Blackstone Credit	4	None

Steven Rocco (1979)	Trustee (since inception)	Co-Head of Taxable Fixed Income and Partner of Lord Abbett (since 2011), and was formerly Associate Portfolio Manager, joined Lord Abbett in 2004.	7	None

The address for each trustee is c/o 30 Hudson Street, Jersey City, New Jersey 07302.

Executive Officers Who are Not Trustees

Information regarding the Company’s officers who are not Trustees is as follows:

Name (Year of Birth)	Position Held with the Company	Year Elected	Principal Occupation(s) During Past 5 Years

Jennifer Karam (1970)	Vice President, Secretary and Chief Legal Officer	Since 2025	Partner and Senior Deputy General Counsel of Lord Abbett, joined Lord Abbett in 2012.

Salvatore Dona (1988)	Chief Financial Officer and Treasurer	Since Inception	Private Credit Controller of Lord Abbett, joined Lord Abbett in 2024 and was formerly Controller at Comvest Partners (2021-2024) and Audit Senior Manager at Deloitte & Touche LLP (2018-2021).

Vincent Lu (1964)	President	Since Inception	Portfolio Manager and Partner of Lord Abbett (since 2024); Previously Co-Head of Global Performing Credit at J.P. Morgan Asset Management and Co-Head of Private Strategies at Wells Fargo Asset Management.

Mary Ann Picciotto (1973)	Chief Compliance Officer	Since Inception	Partner and Global Chief Compliance Officer of Lord Abbett, joined Lord Abbett in 2023 and was formerly Vice President and Head of Global Compliance at T. Rowe Price (2019-2023) and Senior Vice President, Head of Compliance at OppenheimerFunds, Inc. (2014-2019).

Randolph A. Stuzin (1966)	Vice President and Assistant Secretary	Since Inception	Partner and Chief Legal Officer of Lord Abbett, joined Lord Abbett in 2023 and was formerly Partner and General Counsel at King Street Capital Management (2014-2023).

The address for each executive officer is c/o 30 Hudson Street, Jersey City, New Jersey 07302.

Biographical Information

The following is information concerning the business experience of the Company’s Board, executive officers and private credit team. The Company’s Trustees have been divided into two groups—Interested Trustees and Independent Trustees. Interested Trustees are “interested persons” as defined in the 1940 Act.

Interested Trustees

Stephan Kuppenheimer. Stephan Kuppenheimer joined Lord Abbett as a Partner, Portfolio Manager and Head of Private Credit in August of 2023. In this role, Mr. Kuppenheimer is responsible for the oversight and development of our private credit strategy. Previously, he was a Partner at Blackstone where he served as a Portfolio Manager of the Blackstone Private Credit Fund (BCRED), Global Head of Capital Formation for Blackstone Credit, and Chief Financial Officer of BCRED and the Blackstone Secured Lending Fund (NYSE: BXSL). He also served as a member of the investment committee for Blackstone’s private credit funds. Prior to Blackstone, Mr. Kuppenheimer was a Senior Managing Director at Stifel Financial, serving as Head of Principal Investments and Head of Debt Capital Markets. Earlier in his career, Mr. Kuppenheimer was founder and CEO of FSI Capital, an alternative asset management firm focused on U.S. credit products that served as an asset manager for U.S. Treasury for certain TARP related programs.  Prior to FSI, he was Head of CLOs and structured funds at Merrill Lynch. He has worked in the financial services industry since 1997. Mr. Kuppenheimer earned a BA with honors in philosophy from Colgate University and a JD with distinction from Emory University School of Law. He is a member of the board of directors of the George Jackson Academy.

Steven Rocco. Steven Rocco is Co-Head of Taxable Fixed Income, responsible for oversight of all of Lord Abbett’s Taxable Fixed Income investment activities, including portfolio management, global credit research, and trading. He also serves as the lead Portfolio Manager for the firm’s High Yield and Multi Sector fixed income strategies. In addition, he serves on the firm’s Private Credit Investment Committee. Mr. Rocco joined Lord Abbett in 2004 and was named Partner in 2011. Prior to his current role, he served as Associate Portfolio Manager for the firm’s investment grade fixed income strategies. He has worked in the financial services industry since 2001. He earned a BA in economics from Cornell University and is a holder of the Chartered Financial Analyst® (CFA) designation.

Independent Trustees

Sharon French. Sharon French was the President and CEO of AIG’s asset management and mutual fund business and was instrumental in its sale in 2021. She is also a Senior Advisor at the TIFIN Group, a leading fintech organization that serves the asset and wealth management industry. Ms. French also served as Executive Vice President of Beta Solutions and Sustainable Investing at OppenheimerFunds before its sale to Invesco in 2019. She also served on the firm’s Executive Committee. Ms. French has held a variety of senior roles during her 35-year career in financial services including President of F-Squared Capital until its sale in 2016; Managing Director – Head of Private Client and Institutions at Blackrock from 2010 to 2013; and Managing Director at AllianceBernstein from 2001 to 2010. She held prior roles at mPower, Smith Barney (now Morgan Stanley) and Chase Manhattan Bank (now J.P. Morgan). Ms. French was a part of the co-founding group of Women in ETFs in 2014 (and former board member), a global organization with over 15,000 members operating in 38 chapters around the world. She is active in shaping industry standards through the ICI and MMI organizations. Ms. French earned her Bachelors of Science in Business at the University of Delaware and her CIMA designation at the University of Pennsylvania Wharton School.

John Shaffer. John Shaffer was an Advisory Council Member of Strategic Value Partners, a global investment firm focused on opportunistic credit and private equity opportunities in North America and Europe, from 2021 to 2023. Mr. Shaffer retired in November 2014 from the position of Co-Head of the Americas’ Credit Sales at Goldman Sachs, a position he held since 2007. Mr. Shaffer managed teams encompassing more than 90 professionals dealing in leveraged loans, distressed, high yield, investment grade, and municipals credit. Among other areas, he was responsible for Goldman Sachs’ leveraged finance business, which generated more than $1 billion in revenue over each of his last three years at the firm. Previously, Mr. Shaffer held multiple positions at Merrill Lynch, including Head of America’s Credit Sales from 2001 to 2006, where he managed more than 120 professionals in various credit businesses; Head of Leveraged Finance Sales, responsible for the national sales force; and as a salesman in Leveraged Finance Sales. Mr. Shaffer earned an MBA and Bachelor of Science in finance, each from Penn State University.

Lisa Shalett. Lisa Shalett is the Co-Founder of Extraordinary Women on Boards, a dynamic peer-to-peer network of hundreds of women corporate board members that has focused on advancing board excellence and modernizing governance since 2017. Ms. Shalett also serves on the board of PennyMac Financial, FTAC Emerald Acquisition Corp, and MPower Partners. Ms. Shalett is a former Partner at Goldman Sachs and a former Managing Partner at Brookfield Asset Management. During her time at Goldman Sachs from 1995 to 2015, Ms. Shalett held leadership roles in Equities, Global Compliance, Legal and Internal Audit, as well as in Brand Marketing and Digital Strategy. While at Brookfield Asset Management from 2018 to 2019, she was the firm’s first Head of Strategic Innovation. Previously, Ms. Shalett served on the boards of Brookfield Property Partners, AccuWeather, PerformLine, and Bully Pulpit Interactive. Ms. Shalett earned an MBA from Harvard Business School and a Bachelor of Arts, summa cum laude, in East Asian Studies (Japan) from Harvard University.

Executive Officers Who are not Trustees

Jennifer Karam. Jennifer Karam leads legal coverage for Lord Abbett’s Institutional, International, Investments and Private Credit businesses. In this role, she provides strategic oversight of and legal guidance for the firm’s institutional client relationships, private funds, private credit and other investment activities and regulatory compliance in the global jurisdictions where the firm operates. Ms. Karam serves as director of the firm’s UCITS and AIF fund families domiciled in Ireland and Luxembourg, respectively. In addition, she currently serves on the firm’s Operating Committee and served on the firm’s Partnership Committee for six years. Ms. Karam joined Lord Abbett in 2012 and was named Partner in 2016. Her previous experience includes serving in various roles at Deutsche Asset Management including Director and Senior Counsel and Co-Head of the Global Institutional and Insurance Legal Department. Prior to that she served as Vice President in the Legal Department at Morgan Stanley Investment Management and Associate at law firms Schulte Roth & Zabel and Faith Colish, PC. She has worked in the financial services industry since 1996. She earned a BA in economics from Georgetown University and a JD from Villanova University School of Law.

Salvatore Dona. Salvatore Dona is the Private Credit Controller of Lord Abbett. Mr. Dona joined Lord Abbett in 2024 and was formerly a Controller at Comvest Partners for their BDC products from 2021 to 2024. Prior to joining Comvest Partners, Mr. Dona was an Audit Senior Manager at Deloitte & Touche LLP where he focused on audits of mutual funds and private equity funds for the firm’s largest clients. He received a B.S. in Accounting from Marist College and an M.S. in Accountancy from the University of Notre Dame. Mr. Dona is also licensed as a CPA (inactive) in Pennsylvania.

Vincent Lu. Mr. Lu joined Lord Abbett as a Senior Managing Director and Portfolio Manager of Private Credit in October of 2023 and was named Partner in 2024. Mr. Lu is responsible for the underwriting and portfolio management of the firm’s private credit investments and related funds. He is involved in developing the investment process for private credit as well as the due diligence and credit evaluation of investment opportunities. Previously, he was Co-Head of Global Performing Credit at J.P. Morgan Asset Management and Co-Head of Private Strategies at Wells Fargo Asset Management. He has over 20 years of experience in private credit, primarily as a senior member of the Blackstone/GSO private credit team from inception in the early 2000s through 2019. He was a senior member of the investment team on all eight of Blackstone’s flagship private credit funds and served on several of the funds’ investment committees.

Mr. Lu earned a dual AB/BS degree in economics and computer science from Duke University, where he was a Phi Beta Kappa scholar, and an MBA in finance (with distinction) from The Wharton School at University of Pennsylvania, where he was a Palmer Scholar.

Mary Ann Picciotto. Mary Ann Picciotto leads Lord Abbett’s global compliance program, overseeing all aspects of its current compliance efforts, while positioning these capabilities for the future as the firm navigates the global regulatory environment, operates in new jurisdictions, and expands its product offerings. She also serves on the firm’s Operating Committee. Ms. Picciotto joined Lord Abbett in 2023 and was named Partner in 2023. Her previous experience includes serving as Vice President, Head of Global Compliance at T. Rowe Price Group, Inc.; Senior Vice President, Head of Compliance at Oppenheimer Funds, Inc.; various roles at Morgan Stanley Investment Management including Managing Director, Global Head of Compliance and Chief Compliance Officer; and various roles at PricewaterhouseCoopers including Manager, Senior Associate, and Associate. She has worked in the financial services industry since1995. She earned a BBA and MBA in accounting from Pace University’s Lubin School of Business and also is a licensed certified public accountant (CPA).

Randolph Stuzin. Randolph Stuzin leads Lord Abbett’s global Legal and Compliance team, which oversees the legal and regulatory functions that support the strategic growth of the firm. In this role, he is responsible for leading the legal strategy across the enterprise, providing legal guidance on investment activities, ensuring regulatory compliance in the global jurisdictions where we operate, and providing legal counsel to the senior leadership of the organization. In addition, Mr. Stuzin oversees Enterprise Risk Management and serves on the firm’s Management Committee. Mr. Stuzin joined Lord Abbett as a Partner in September of 2023. Previously, he was Partner and General Counsel at King Street Capital Management, where he served as a member of the Management Committee, Operating Committee, and Conflicts Committee. Prior to King Street, Mr. Stuzin was General Counsel of the Investment Banking Division of Goldman Sachs. Earlier in his career, he was a Vice President and Associate General Counsel at Lehman Brothers, and an associate at several law firms. Mr. Stuzin began his career at Cravath, Swaine & Moore. Mr. Stuzin earned a BS in economics from Cornell University and a J.D. from New York University School of Law. He is a member of the New York State Bar and New Jersey State Bar.

Communications with Trustees

Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual Trustee or any group or committee of Trustees, correspondence should be addressed to the Board or any such individual Trustee or group or committee of Trustees by either name or title. All such correspondence should be sent to Lord Abbett Private Credit Fund S, c/o Lord Abbett Private Credit Advisor LLC, 30 Hudson Street, Jersey City, New Jersey 07302.

Code of Ethics

We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. This code of ethics is available on the EDGAR database on the SEC’s website at http://www.sec.gov. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires certain of the Company’s officers, the Company’s trustees, and persons who own more than 10% of the Common Shares, to file reports of securities ownership and changes in such ownership with the SEC. Officers, trustees, and greater than 10% shareholders also are required by SEC rules to furnish Us with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of Forms 3, 4 and 5 filed by the Company’s trustees and officers and information provided by the Company’s trustees and officers, we believe that during the fiscal year ended December 31, 2025, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Committees of the Board

The Company’s Board currently has two committees: an audit committee (the “Audit Committee”) and a nominating and governance committee (the “Nominating and Governance Committee”). We do not have a compensation committee because the Company’s executive officers do not receive any direct compensation from us. The Board will consider nominees for Trustees recommended by shareholders. Recommendations should be submitted to the Independent Trustees in care of the Secretary of the Company.

Audit Committee

The Audit Committee is comprised solely of Independent Trustees. The Audit Committee provides assistance to the Board in fulfilling its responsibilities relating to accounting matters, the reporting practices of the Company, and the quality and integrity of the Company’s financial reports. Among other things, the Audit Committee is responsible for reviewing and evaluating the performance and independence of the Company’s independent registered public accounting firm and considering violations of the Company’s code of ethics to determine what action should be taken. The Audit Committee meets at least quarterly.

A copy of the charter of the Audit Committee is available in print to any shareholder who requests it.

Nominating and Governance Committee

The Nominating and Governance Committee is comprised solely of Independent Trustees. Among other things, the Nominating and Governance Committee (i) reviews the composition of the Board; (ii) reviews committee and Board and committee leadership assignments; (iii) reviews the responsibilities of any committees of the Board; (iv) reviews compensation of the Independent Trustees; (v) reviews Board governance procedures and determines the form of the Board’s annual self-evaluation; and (vi) monitors the performance of independent legal counsel employed by the Independent Trustees.

A copy of the charter of the Nominating and Governance Committee is available in print to any shareholder who requests it.

Board Leadership Structure

The Board currently has five Trustees, three of whom are Independent Trustees. John Shaffer, an Independent Trustee, serves as the Chair of the Board. The Board has determined that its leadership structure is appropriate in light of the composition of the Board and its committees. The Board believes that its leadership structure enhances the effectiveness of the Board’s oversight role.

The Board generally meets four times a year and may hold additional special meetings to address specific matters that arise between regularly scheduled meetings. The Independent Trustees also meet regularly without the presence of management and are advised by independent legal counsel.

As discussed more fully below, the Board has delegated certain aspects of its oversight function to committees comprised solely of Independent Trustees. The committee structure facilitates the Board’s timely and efficient consideration of matters pertinent to the Company’s business and affairs and their associated risks.

The Trustees primarily operate as a full Board, but have also established two standing committees, the Audit Committee and Nominating and Governance Committee, to facilitate the timely and efficient consideration of all matters of importance to the Trustees, the Company, and shareholders and to facilitate compliance with legal and regulatory requirements and oversight of the Company’s activities and associated risks. The Board has charged the Adviser and its affiliates with (i) identifying events or circumstances the occurrence of which could have demonstrably adverse effects on the Company’s business and/or reputation; (ii) implementing processes and controls to lessen the possibility that such events or circumstances occur or to mitigate the effects of such events or circumstances if they do occur; and (iii) creating and maintaining a system designed to evaluate continuously business and market conditions in order to facilitate the identification and implementation processes described in (i) and (ii) above. Because the day-to-day operations and activities of the Company is carried out by or through the Adviser, its affiliates, and other service providers, the Company’s exposure to risks is mitigated but not eliminated by the processes overseen by the Trustees. Board oversight of different aspects of the Company’s activities is exercised primarily through the full Board, but also through the Audit Committee and Nominating and Governance Committee. Appropriate personnel, including but not limited to the Company’s Chief Compliance Officer, the Adviser’s internal auditor, the independent accountants, the Company’s treasurer and portfolio management personnel, and the Adviser’s investment and enterprise risk management teams make periodic reports to the Board, Audit Committee and Nominating and Governance Committee, as appropriate, including an annual review of the Adviser’s risk management program for the Lord Abbett Funds (as defined below). The responsibilities of the Audit Committee and Nominating and Governance Committee, including their oversight responsibilities, are described further under “Committees of the Board” above.

Experience, Skills, Attributes, and Qualifications of the Trustees

The individual qualifications of each Trustee are noted below. These qualifications, along with the experience noted above under “Trustees,” led to the conclusion that each Trustee should serve as a Trustee for the Company. In addition to individual qualifications, the following characteristics are among those qualifications applicable to each existing Trustee and are among the qualifications that the Independent Trustees will consider for any future nominees:

•	Reputation for integrity, honesty, and high ethical standards;

•	Diversity of background;

•	Skills in disciplines deemed by the Independent Trustees to be relevant to the role of Independent Trustee, including business acumen, experience relevant to the financial services industry generally and the investment industry particularly, and ability to exercise sound judgment in matters relating to the current and long-term objectives of the Company;

•	Understanding and appreciation of the important role occupied by an Independent Trustee in the regulatory structure governing registered investment companies;

•	Willingness and ability to contribute positively to the decision-making process for the Company, including appropriate interpersonal skills to work effectively with other Independent Trustees;

•	Desire and availability to serve as an Independent Trustee for a substantial period of time; and

•	Absence of conflicts that would interfere with qualifying as an Independent Trustee.

Board Role in Risk Oversight

Managing the investment portfolio and the operations of the Company involves certain risks. The Adviser (and other Company service providers, subject to oversight by the Adviser) is responsible for day-to-day risk management for the Company. The Board oversees the Company’s risk management as part of its general management oversight function. The Board, either directly or through committees, regularly receives and reviews reports from the Adviser about the elements of risk that affect or may affect the Company, including investment risk, operational risk, compliance risk, and legal risk, among other elements of risk related to the operations of the Company and the Adviser, and the steps the Adviser takes to mitigate those risks. The Board will appoint a Chief Compliance Officer, who oversees the implementation and testing of the Company’s compliance program and reports to the Board at least quarterly regarding compliance matters for the Company, the Adviser, and the Company’s service providers. The Board will also appoint a Chief Legal Officer, who is responsible for overseeing internal reporting requirements imposed under rules adopted by the SEC pursuant to the Sarbanes-Oxley Act, which are designed to ensure that credible indications of material violations of federal securities laws or breaches of fiduciary duty are investigated and are adequately and appropriately resolved.

In addition to the Board’s direct oversight, the Audit Committee plays an important role in overseeing risk management on behalf of the Company. The Audit Committee oversees the risk management efforts for financial reporting, pricing and valuation, and liquidity risk and will meet regularly with the Company’s chief financial officer and independent auditors, as well as with members of management, to discuss financial reporting and audit issues, including risks related to financial controls.

While the Adviser has (and the Company’s service providers have) implemented a number of measures intended to mitigate risk effectively to the extent practicable, it is not possible to eliminate all of the risks that are inherent in the operations of the Company. Some risks are beyond the Adviser’s and/or a service provider’s control and not all risks that may affect the Company can be identified before the risk arises or before the Adviser or a service provider, as applicable, develops processes and controls to eliminate the occurrence or mitigate the effects of such risks.

Item 11. Executive Compensation

Compensation of Executive Officers

The Company’s executive officers do not receive any direct compensation from the Company. We do not currently have any employees and do not expect to have any employees. Services necessary for the Company’s business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement. Each of the Company’s executive officers is employed by the Adviser or its affiliates. The Company’s day-to-day investment operations will be managed by the Adviser. The services necessary for the sourcing and administration of the Company’s investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates. The portfolio management team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of the Company’s investments.

Each of the Adviser and the Administrator shall not be liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by the Company in connection with the matters to which the Advisory Agreement and Administration Agreement, respectively, relate, provided that each of the Adviser and the Administrator shall not be protected against any liability to the Company or its shareholders to which it would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations (“disabling conduct”). Each of the Advisory Agreement and the Administration Agreement provide that, absent disabling conduct, the Adviser and the Administrator, as applicable, and their officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with either of them will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Advisory Agreement and the Administrator’s services under the Administration Agreement or otherwise as adviser or administrator for us. Each of the Adviser and the Administrator shall not be liable under their respective agreements with us or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent; provided, that such broker or other agent shall have been selected, engaged or retained and monitored by the Adviser or the Administrator in good faith, unless such action or inaction was made by reason of disabling conduct, or in the case of a criminal action or proceeding, where the Adviser or the Administrator had reasonable cause to believe its conduct was unlawful. In addition, we will not provide for indemnification of an Indemnified Party for any liability or loss suffered by such Indemnified Party, nor will we provide that an Indemnified Party be held harmless for any loss or liability suffered by us, unless: (1) we have determined, in good faith, that the course of conduct that caused the loss or liability was in the Company’s best interest; (2) the Indemnified Party was acting on the Company’s behalf or performing services for us; (3) such liability or loss was not the result of negligence or misconduct, in the case that the Indemnified Party is the Adviser, the Administrator, an affiliate of the Adviser or Administrator, or one of the Company’s officers; and (4) the indemnification or agreement to hold harmless is recoverable only out of the Company’s net assets and not from the Company’s shareholders.

Compensation of Trustees

The Company’s Trustees who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, annual fees for serving on committees and annual fees for serving as a committee chair. These Trustees are Sharon French, John Shaffer and Lisa Shalett.

The Independent Trustees, in connection with servicing as Trustees on certain Lord Abbett Funds, receive, in the aggregate, the following amounts: (i) $150,000 per year, (ii) $25,000 for serving on the Audit Committee, (iii) $50,000 for the Independent Trustee that serves as the chair of the Board, and (iv) $25,000 for any Independent Trustee that serves as the chair of a Board committee. “Lord Abbett Funds” for these purposes means Lord Abbett Credit Opportunities Fund, Lord Abbett Floating Rate High Income Fund, Lord Abbett Municipal Opportunities Fund, Lord Abbett Corporate Opportunities Fund, and the Company.

We also reimburse each of the Trustees for all reasonable and authorized business expenses in accordance with the Company’s policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

We will not pay compensation to the Company’s Trustees who also serve in an executive officer capacity for us or the Adviser.

We have obtained trustees’ and officers’ liability insurance on behalf of the Company’s Trustees and officers. We do not have a profit-sharing or retirement plan, and Trustees do not receive any pension or retirement benefits. The Board of Trustees reviews and determines the compensation of the Independent Trustees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of February 28, 2026, certain ownership information with respect to the Company’s Common Shares for each of the Company’s current trustees, executive officers, trustees and executive officers as a group, and each person known to the Company to beneficially own 5% or more of the Company’s outstanding Common Shares. None of the Company’s executive officers or trustees own shares of the Company’s Common Shares as of February 28, 2026. Unless otherwise indicated, the address for each trustee and executive officer is c/o Lord Abbett Private Credit Fund S, 30 Hudson Street, Jersey City, New Jersey 07302.

Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name	Type of Ownership	Common Shares Owned	Percentage of Common Shares Outstanding
5% Owners
Lord Abbett Credit Opportunities Fund	Direct	4,965,618	78.4%
Lord Abbett Corporate Opportunities Fund	Direct	585,798	9.2%
Independent Trustees
Sharon French	—	—	—
John Shaffer	—	—	—
Lisa Shalett	—	—	—
Interested Trustees
Stephan Kuppenheimer	—	—	—
Steven Rocco	—	—	—
All Trustees and officers as a group (10 persons)	—	—	—

* Represents less than 1.0%

Item 13. Certain Relationships and Related Transactions and Trustee Independence

Trustee Independence

While we are not listed on any public securities exchange, we intend to comply with listing standards of the New York Stock Exchange (“NYSE”) requiring listed companies to have a board of trustees with at least a majority of independent trustees. The NYSE listing standards provide that a trustee of a BDC will be considered to be independent if he or she is not an “interested person” of the Company, as defined in Section 2(a)(19) of the 1940 Act.

Based on these standards, the Board has determined that Sharon French, John Shaffer and Lisa Shalett are independent (or not “interested persons” of the Company). Based upon information requested from each such Trustee concerning his or her background, employment and affiliations, the Board has affirmatively determined that none of the Independent Trustees has a material business or professional relationship with the Company, other than in his or her capacity as a member of the Board or any committee thereof. All of the members of the Audit Committee and Nominating and Governance Committee are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

Certain Relationships and Related Transactions

The following inherent or potential conflicts of interest should be considered by prospective investors before subscribing for the Common Shares.

Relationship among the Company, the Adviser and the Portfolio Managers. The Adviser has a conflict of interest between its responsibility to act in the best interests of the Company, on the one hand, and any benefit, monetary or otherwise, that results to it or its affiliates from the operation of the Company, on the other hand. For example, the Adviser’s incentive fee creates an incentive for the Adviser to recommend more speculative investments for the Company than it would otherwise in the absence of such performance-based compensation. The Adviser may also be incentivized not to permanently write down, write off, revalue or dispose of an investment that has poor prospects for improvement in order to receive ongoing management fees in respect of such investment and to avoid reductions in potential incentive fees if such asset appreciates in the future. In addition, the method of calculating the incentive fee payments may result in conflicts of interest between the Adviser, on the one hand, and the Company investors, on the other hand, with respect to the management and disposition of investments.

Conflicts of interest may arise in connection with the portfolio managers’ management of the investments of the Company and the investments of the other funds and accounts managed by Lord Abbett. Such conflicts may arise with respect to the allocation of investment opportunities between the Company and other accounts with similar investment objectives and policies. In addition, a portfolio manager potentially could use information concerning the Company’s transactions to the advantage of other accounts and to the detriment of the Company. To address these potential conflicts of interest, Lord Abbett has adopted and implemented a number of policies and procedures. The objective of these policies and procedures is to ensure the fair and equitable treatment of transactions and allocation of investment opportunities on behalf of all accounts managed by Lord Abbett. In addition, Lord Abbett’s Code of Ethics sets forth general principles for the conduct of employee personal securities transactions in a manner that avoids any actual or potential conflicts of interest with the interests of Lord Abbett’s clients, including the Company. Moreover, Lord Abbett’s Insider Trading Policy and Receipt of Material Non-Public Information Policy and Procedure sets forth procedures for personnel to follow when they have material non-public information. Lord Abbett is not affiliated with a full service broker-dealer and, therefore, does not execute any portfolio transactions through such an entity, a structure that could give rise to additional conflicts. Lord Abbett does not conduct any investment banking functions. Lord Abbett does not believe that any material conflicts of interest exist in connection with the portfolio managers’ management of the investments of the Company and the investments of the other accounts in the table referenced above.

Conflicts of interest may also arise when the Company and other accounts invest in (i) securities or other instruments issued by a particular issuer and in certain assets owned by such issuer; and (ii) different parts of an issuer’s capital structure, for example, where the Company owns senior debt obligations of an issuer and other accounts own junior debt or equity of the same issuer. In such circumstances, Lord Abbett may take actions with respect the Company that are adverse to other accounts, for example, by foreclosing on loans, disposing of equity, receiving material nonpublic information, putting an issuer in default or voting on a plan or reorganization or restructuring that is adverse to other Lord Abbett accounts. Similarly, Lord Abbett may cause other accounts managed by Lord Abbett to take actions adverse to the Company. If an issuer in which the Company and one or more other accounts hold securities or other interests encounters financial problems, decisions over the terms of any restructuring or workout are likely to raise conflicts of interest. In order to minimize such conflicts, the Company may avoid making certain investments or taking certain actions that would potentially give rise to conflicts of interest, which could have the effect of limiting the Company’s investment opportunities or available courses of actions. Alternatively, the Company may take an action that will have the potential to disadvantage other accounts or the Company might resolve the conflict by adopting a particular strategy (including disposing of an investment earlier than it otherwise would have if no conflict existed), which could result in a different investment outcome than might arise if the Company had adopted an otherwise different investment strategy. All conflicts of interest will be resolved by Lord Abbett in its sole discretion. When making investment decisions where a conflict of interest may arise, Lord Abbett will endeavor to act in a fair and equitable manner as between the Company and other accounts; however, in certain instances the resolution of the conflict may result in Lord Abbett acting on behalf of another account (for example, by foreclosing on loans, putting an issuer into default, transacting with an issuer or voting in a manner adverse to or inconsistent with the Company’s vote) in a manner that is not in the best interests, or is opposed to the interests, of the Company.

Co-Investment Transactions. The Adviser has received an exemptive order from the SEC that permits the Adviser to co-invest the Company’s assets with the assets of certain other persons, including certain affiliated accounts managed and controlled by the Adviser and/or its affiliates. Subject to the 1940 Act and the conditions of the co-investment order issued by the SEC, the Company may, under certain circumstances, co-invest with certain affiliated accounts in investments that are suitable for the Company and one or more of such affiliated accounts. Even though the Company and any such affiliated account co-invest in the same securities, conflicts of interest may still arise. If the Adviser is presented with co-investment opportunities that generally fall within the Company’s investment objective and other Board-Established Criteria and those of one or more affiliated accounts advised by the Adviser and/or its affiliates, whether focused on a debt strategy or otherwise, the Adviser and/or its affiliates will allocate such opportunities among the Company and such affiliated accounts in a manner consistent with the exemptive order and the applicable allocation policies and procedures.

With respect to co-investment transactions conducted under the exemptive order, initial internal allocations among the Company and other investment funds affiliated with the Adviser will generally be made, taking into account the allocation considerations set forth in the Adviser’s allocation policies and procedures as described above. If the Company invests in a transaction under the Co-Investment Exemptive Order and, immediately before the submission of the order for the Company and all other funds, accounts, or other similar arrangements advised by the Adviser and its affiliates, the opportunity is oversubscribed, it will generally be allocated on a pro-rata basis based on internal order size.

Performance Based Compensation and Management Fees. The existence of the incentive fees payable to the Adviser may create a greater incentive for the Adviser to make more speculative investments on behalf of the Company, or to time the purchase or sale of investments in a manner motivated by the personal interests of the Adviser, its affiliates and/or their personnel. The manner in which the Adviser’s entitlement to incentive fees is determined may result in a conflict between its interests and the interests of shareholders with respect to the sequence and timing of disposals of investments, as the Adviser may want to dispose of lower yielding investments in favor of higher yielding ones.

Transaction Fees and Other Fees. In connection with investments made by us, the Adviser and its affiliates may negotiate and receive origination, commitment, documentation, structuring, facility, monitoring, amendment, refinancing, and/or other fees from portfolio investments in which we invest or propose to invest. The Adviser and its affiliates will only retain transaction and other fees if permissible under the 1940 Act, SEC exemptive relief, and other applicable law. Under the terms of our co-investment relief, transaction fees (except for fees contemplated by Section 17(e) or 57(k) of the 1940 Act) received in connection with a co-investment transaction are distributed pro rata to funds that participate in such transaction. The potential for the Adviser and its affiliates to receive economic benefits creates conflicts of interest as the Adviser and its affiliates would have an incentive to invest in portfolio investments that provide such benefits. Similarly, the Adviser and its affiliates could be incentivized to waive certain fees in connection with a refinancing in order to receive certain fees in the new transaction, including when we and/or other accounts advised by the Adviser and its affiliates can participate in the original or refinanced investment, or both.

Broken Deal Expenses. Any expenses that may be incurred by the Company for actual investments as described herein may also be incurred by the Company with respect to broken deals (i.e., investments that are not consummated). The Adviser is not required to and, in most circumstances, will not seek reimbursement of broken deal expenses (i.e., expenses incurred in pursuit of an investment that is not consummated) from third parties, including counterparties to the potential transaction or potential co-investors. Examples of such broken deal expenses include, but are not limited to, reverse termination fees, extraordinary expenses such as litigation costs and judgments, travel and entertainment expenses incurred, costs of negotiating co-investment documentation, and legal, accounting, tax and other due diligence and pursuit costs and expenses. Any such broken deal expenses could, in the sole discretion of the Adviser, be allocated solely to the Company and not to Other Clients or co-investment vehicles that could have made the investment, even when the Other Client or co-investment vehicle commonly invests alongside the Company in its investments or the Adviser or Other Clients in their investments. In such cases, the Company’s shares of expenses would increase. In the event broken deal expenses are allocated to an Other Client or a co-investment vehicle, the Adviser may advance such fees and expenses without charging interest until paid by the Other Client or co-investment vehicle, as applicable.

Diverse Membership; Relationships with Company Investors. The Company and investors are generally expected to have conflicting investment, tax and other interests with respect to the investments made by the Company. The Company investors are expected to include various types of persons or entities organized in various jurisdictions, and different Company investors may have conflicting investment, tax and other interests in respect of their investment in the Company. The conflicting interests of the Company and of individual Company investors may relate to or arise from, among other things, the nature of investments made by the Company, the structuring of the acquisition of the Company’s investments, and the timing of disposition of investments, which may be more beneficial for the Company or Company investors than for one or more of the other Company investors. Such structuring of the Company’s investments and other factors may result in different returns being realized by different Company investors. Furthermore, under the U.S. tax audit rules applicable to the Company, decisions or elections made in connection with certain laws and regulations by the Adviser (or such other person designated by the Adviser) in connection with tax audits (including whether or not to make an election under those rules) may be more beneficial for one type of Company investor than for another type of Company investor. As a consequence, conflicts of interest among different Company investors may arise in connection with decisions made by the Adviser, including in respect of the nature or structuring of investments and the use of leverage that may be more beneficial for one Company investor than for another Company investor, especially in respect of individual tax situations. In addition, the Company may face certain tax risks based on positions taken by the Company, the Adviser on behalf of the Company, the Company’s subsidiaries and/or a withholding agent.

Allocation of Personnel. The Adviser and its members, officers and employees will devote as much of their time to the activities of the Company as they deem necessary to conduct its business affairs in an appropriate manner. By the terms of the Advisory Agreement, the Adviser is not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with the Company and/or may involve substantial time and resources of the Adviser. Personnel of the Adviser and its affiliates, including members of the Company’s portfolio management team, will work on other projects, serve on other committees and source potential investments for and otherwise assist the investment programs of Other Clients and their portfolio companies, including other investment programs to be developed in the future. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser and its officers and employees will not be devoted exclusively to the business of the Company but will be allocated between the business of the Company and the management of the monies of such other advisees of the Adviser. Time spent on these other initiatives diverts attention from the activities of the Company, which could negatively impact the Company and its shareholders. Furthermore, personnel of the Adviser and its affiliates derive financial benefit from these other activities, including fees and performance-based compensation. Lord Abbett personnel outside of the Adviser may share in the fees and performance-based compensation from the Company; similarly, personnel of the Adviser and its affiliates may share in the fees and performance-based compensation generated by Other Clients. These and other factors create conflicts of interest in the allocation of time by personnel of the Adviser and its affiliates. The determination of the Adviser and its affiliates of the amount of time necessary to conduct the Company’s activities will be conclusive, and shareholders rely on the Adviser’s judgment in this regard. The officers and trustees will devote such portion of their time to the Company’s affairs as is required for the performance of their duties, but they are not required to devote all of their time to us.

Valuation of Assets. A majority of securities and other assets in which the Company will directly or indirectly invest, including secured loan investments, are not expected to have a readily ascertainable market value and will be valued by the Adviser in accordance with its established valuation policies. Such securities and other assets will constitute a substantial portion of the Company’s investments. In addition, when the Adviser determines that the market price does not fairly represent the value of an investment, the Adviser will fair value such investment in accordance with the Company’s policies and procedures. The Adviser has a conflict of interest in determining such valuations, as the Adviser’s determination of a fair value for such investments may cause it to receive higher management fees.

The Adviser and its affiliates are engaged in advisory and management services for multiple collective investment vehicles and managed accounts, including other investment funds managed by the Adviser and its affiliates. In connection with these activities, the Adviser and its affiliates are required to value assets, including in connection with managing or advising their proprietary and client accounts. In this regard, the Adviser and its affiliates may share information regarding valuation techniques and models or other information relevant to the valuation of a specific asset or category of assets, although they are under no obligation to engage in such information sharing.

Conflicts with Portfolio Companies. In certain instances, the portfolio managers and officers and employees of the Adviser may serve as board members of certain portfolio companies and, in that capacity, will be required to make decisions that they consider to be in the best interests of the portfolio company. In certain circumstances, such as in situations involving bankruptcy or near insolvency of the portfolio company, actions that may be in the best interests of the portfolio company may not be in the best interests of the Company, and vice versa. Accordingly, in these situations, there may be conflicts of interest between an individual’s duties as a portfolio manager or officer or employee of the Adviser and such individual’s duties as a board member of the portfolio company. Additionally, the Adviser or affiliates of the Adviser may enter into transactions with a portfolio company (for example, a property lease), which may create a conflict of interest. While it is generally expected that any such transaction would be on arm’s length terms, it is possible that the portfolio company may pay higher fees or receive fewer benefits in the transaction than it would if the counterparty to the transaction were a third party.

Certain Investments Inside the Company’s Mandate that are not Pursued by the Company. Under certain circumstances, the Adviser may determine not to pursue some or all of an investment opportunity within the Company’s mandate pursuant to its investment allocation policies and procedures, including without limitation, as a result of business, reputational or other reasons applicable to the Company, Other Clients, their respective portfolio companies or the Adviser. In addition, the Adviser may determine that the Company should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because the Company has already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by the

Adviser in its good faith discretion, or the investment is not appropriate for the Company for other reasons as determined by the Adviser in its good faith reasonable sole discretion. In any such case the Adviser or its affiliates could, thereafter, offer such opportunity to other parties, including Other Clients or portfolio companies or limited partners or shareholders of the Company or Other Clients, joint venture partners, related parties or third parties. Any such Other Clients may be advised by a different Lord Abbett affiliate, which could determine an investment opportunity to be more attractive than the Adviser believes to be the case. In any event, there can be no assurance that the Adviser’s assessment will prove correct or that the performance of any investments actually pursued by the Company will be comparable to any investment opportunities that are not pursued by the Company. The Adviser and its affiliates, including their personnel, may receive compensation from any such party that makes the investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by the Company to the Adviser. In some cases, the Adviser or its affiliates earn greater fees when Other Clients participate alongside or instead of the Company in an investment.

Allocation of Revolver, Delayed-Draw Investment or Line of Credit Obligations. The Company generally expects to participate in one or more investments that are structured as “revolvers,” “delayed-draws” or “lines of credit” with funding obligations that extend past the initial date of investment. Later funding obligations related to such investments may not be allocated pro rata among all the investors who participated in the initial funding of an investment. In particular, the Company may participate in the initial funding of an investment but may not participate in later-arising funding obligations (i.e., the revolver, delayed-draw or line of credit portions) related to such investment, including because of capacity limitations that an investment vehicle may have for making new revolver, delayed-draw investments or lines of credit. As a result, the Company may be allocated a smaller or larger portion of revolver, delayed-draw investments or lines of credit than other investors participating in the loan (or may not be allocated any portion). Company investors that participate in the initial funding of an investment may receive certain economic benefits in connection with such initial funding, such as original issue discount, closing payments, or commitment fees and these benefits are expected to be allocated based on participation in the initial funding, regardless of participation in future funding obligations. In addition, where the Company and any other participating investors have not participated in each funding of an investment on a pro rata basis, conflicts of interest may arise between the Company and the other investors as the interests of the Company and the other investors may not be completely aligned with respect to such investment. In that regard, the revolver, delayed draw or line of credit portion of an investment may be senior to the investment in the portfolio company made by the Company, and as a result, the interests of the Company may not be aligned with other participating investors.

Insurance. The Adviser will cause the Company to purchase, and/or bear premiums, fees, costs and expenses (including any expenses or fees of insurance brokers) for insurance to insure the Company and the Board against liability in connection with the activities of the Company. This includes a portion of any premiums, fees, costs and expenses for one or more “umbrella,” group or other insurance policies maintained by the Adviser or its affiliates that cover the Company and one or more of the Other Clients, the Adviser, and/or its affiliates (including their respective directors, officers, employees, agents, representatives, independent client representative (if any) and other indemnified parties). The Adviser will make judgments about the allocation of premiums, fees, costs and expenses for such “umbrella,” group or other insurance policies among the Company, one or more Other Clients, the Adviser, and/or its affiliates on a fair and reasonable basis, subject to approval by the Board.

The foregoing list of conflicts does not purport to be a complete enumeration or explanation of the actual and potential conflicts involved in an investment in the Company. Prospective investors should read this report and consult with their own advisers before deciding whether to invest in the Company. In addition, as the Company’s investment program develops and changes over time, an investment in the Company may be subject to additional and different actual and potential conflicts. Although the various conflicts discussed herein are generally described separately, prospective investors should consider the potential effects of the interplay of multiple conflicts.

Item 14. Principal Accountant Fees and Services

Set forth in the table below are audit fees, audit related fees, tax fees and all other fees billed to the Company by Deloitte & Touche LLP for professional services performed for the fiscal years ended December 31, 2025, December 31, 2024 and December 31, 2023:

Fiscal Year	Audit Fees(1)	Audit-Related Fees(2)	Tax Fees(3)	All Other Fees(4)
2025	$250,000	$0	$0	$0
2024	$37,000	$0	$0	$0
2023	—	—	—	—
144

(1)	“Audit Fees” consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings.

(2)	“Audit-Related Fees” consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees”. These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

(3)	“Tax Fees” consist of fees billed for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state, and local tax compliance.

(4)	“All Other Fees” are those fees, if any, billed to the Company by Deloitte & Touche LLP in connection with products and services.

During the fiscal year ended December 31, 2025, Deloitte & Touche LLP billed aggregate non-audit fees of $260,000 (comprised of $0 related to the Company and $260,000 related to the Adviser) for services rendered to the Company and the Adviser.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description

3.1*	Certificate of Trust

3.2*	Amended and Restated Declaration of Trust

3.3*	Bylaws

4.1†	Description of Securities

10.1*	Form of Subscription Agreement for Immediate Fundings

10.2*	Investment Advisory Agreement

10.3*	Administrative Services Agreement

10.4*	Expense Support and Conditional Reimbursement Agreement

10.5*	Amended and Restated Custody Agreement

10.6*	Transfer Agency and Service Agreement

10.7*	Supplement to Transfer Agency and Service Agreement

10.8*	Credit Facility Agreement

10.9*	Dividend Reinvestment Plan

10.10*	Placement Agency Agreement

10.11*	Form of Selling Dealer Agreement

10.12**	Senior Secured Credit Agreement, dated June 3, 2025, by and among the Company, as borrower, ING Capital LLC, as administrative agent, each of the lenders and issuing banks party thereto, and ING Capital LLC, as sole book runner and as lead arranger

10.13***	Revolving Credit and Security Agreement, dated July 25, 2025, by and among Lord Abbett PCF Financing S LLC, as borrower, BNP Paribas, as administrative agent, the Company, as equityholder and collateral manager, State Street Bank and Trust Company, as collateral administrator and as collateral agent, and each of the lenders from time to time party thereto

14.1†	Code of Ethics of Registrant and Lord Abbett Private Credit Advisor LLC

19.1†	Insider Trading Policy

21.1†	List of Subsidiaries
146

31.1†	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2†	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1††	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2††	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104†	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56724) filed on April 1, 2025.

**	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01843), filed on June 4, 2025.

***	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01843), filed on July 28, 2025.

†	Filed herewith.

††	Furnished herewith.
147

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 20, 2026	Lord Abbett Private Credit Fund S

	By:	/s/ Stephan Kuppenheimer
Stephan Kuppenheimer Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 20, 2026	By:	/s/ Stephan Kuppenheimer
Stephan Kuppenheimer Chief Executive Officer and Trustee (Principal Executive Officer)

Date: March 20, 2026	By:	/s/ Salvatore Dona
Salvatore Dona Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: March 20, 2026	By:	/s/ Steven Rocco
Steven Rocco Trustee

Date: March 20, 2026	By:	/s/ Sharon French
Sharon French Trustee

Date: March 20, 2026	By:	/s/ John Shaffer
John Shaffer Trustee

Date: March 20, 2026	By:	/s/ Lisa Shalett
Lisa Shalett Trustee
148