Form 10-Q
period 2026-03-31
Lord Abbett Private Credit Fund S
filed 2026-05-14
CIK 2041841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 14, 2026, the registrant had 7,870,375 shares of common stock, $0.01 par value per share, outstanding.

Lord Abbett Private Credit Fund S

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2026

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. We are externally managed by the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	risk associated with possible disruptions in our operations or the economy generally;

●	changes in the general interest rate environment;

●	general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;

●	our contractual arrangements and relationships with third parties;

●	actual and potential conflicts of interest with our Adviser and its affiliates;

●	the dependence of our future success on the general economy and its effect on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	the use of borrowed money to finance a portion of our investments;

●	the adequacy of our financing sources and working capital;

●	the timing and amount of cash flows, if any, from the operations of our portfolio companies;

●	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;

●	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;

●	our ability to qualify and maintain our qualification as a BDC and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

●	the impact on our business of U.S. and international financial reform legislation, rules and regulations;

●	the effect of changes in tax laws and regulations and interpretations thereof; and

●	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

Lord Abbett Private Credit Fund S
Consolidated Statements of Assets and Liabilities (Unaudited)
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

	March 31, 2026	December 31, 2025
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost $361,539 and $299,161, respectively)	$359,908	$299,851
Controlled/affiliated investments (cost $21,731 and $18,756, respectively)	21,608	18,764
Total investments at fair value (cost of $383,270 and $317,917, respectively)	381,516	318,615
Cash and cash equivalents	18,059	19,201
Foreign currencies (cost $19 and $46, respectively)	18	46
Interest receivable from non-controlled/non-affiliated investments	1,515	1,208
Dividend receivable from controlled/affiliated investments	489	489
Due from adviser	61	-
Receivable for investments sold	7	16
Other assets	1	2
Total assets	$401,666	$339,577

LIABILITIES
Debt (net of deferred financing costs of $4,344 and $4,522, respectively) (Note 5)	$176,140	$191,005
Payables for investment purchased	25,578	3,032
Subscriptions received in advance (Note 9)	9,336	12,625
Interest payable	2,109	2,065
Distribution payable	1,423	964
Income incentive fees payable (Note 3)	537	429
Professional fees payable	517	395
Due to adviser	321	1,161
Management fees payable (Note 3)	155	106
Distribution and shareholder servicing fees payable (Note 3)	132	90
Administration fees payable (Note 3)	39	27
Capital gains incentive fees payable (Note 3)	-	85
Accrued expenses and other liabilities	208	173
Total liabilities	$216,495	$212,157
Total net assets	$185,171	$127,420
Commitments and contingencies (Note 6)
NET ASSETS
Common shares, $0.01 par value (7,488,051 and 5,073,629 shares issued and outstanding, respectively, unlimited number of authorized shares)	$75	$51
Paid in capital in excess of par value	187,230	126,935
Total distributable earnings (accumulated loss)	(2,134)	434
Total net assets	$185,171	$127,420
Total liabilities and net assets	$401,666	$339,577
Net asset value per share	$24.73	$25.11

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Statements of Operations (Unaudited)
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Investment income
Non-controlled/non-affiliated investments:
Interest income	$7,201	$1,907
Payment-in-kind interest income	125	-
Fee income	151	78
Controlled/affiliated investments:
Dividend income	489	-
Total investment income	$7,966	$1,985

Expenses
Interest expense	$2,986	$960
Income incentive fees (Note 3)	537	-
Management fees (Note 3)	404	-
Distribution and shareholder servicing fees (Note 3)	343	-
Professional fees	314	141
Administration fees (Note 3)	101	-
Other general & administrative	69	69
Organizational costs	-	180
Capital gains incentive fees (Note 3)	(85)	-
Total expenses	$4,669	$1,350
Expense reimbursement (Note 3)	$(203)	$(413)
Net expenses	$4,466	$937
Net investment income (loss)	$3,500	$1,048

Net realized gain (loss) and change in unrealized appreciation (depreciation)
Net realized gain (loss):
Non-controlled/non-affiliated investments	$86	$-
Foreign currency transactions	1	-
Net realized gain (loss)	$87	$-
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$(2,338)	$80
Controlled/Affiliated investments	(131)	-
Net change in unrealized appreciation (depreciation)	$(2,469)	$80
Net realized gain (loss) and change in unrealized appreciation (depreciation)	$(2,382)	$80
Net increase (decrease) in net assets resulting from operations	$1,118	$1,128

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Statements of Changes in Net Assets (Unaudited)
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the three months ended March 31, 2026	For the three months ended March 31, 2025

Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$3,500	$1,048
Net realized gain (loss)	87	-
Net change in unrealized appreciation (depreciation)	(2,469)	80
Net increase (decrease) in net assets resulting from operations	$1,118	$1,128

Distributions to common shareholders:
Distributions from net investment income	$(3,686)	$(984)
Net decrease in net assets resulting from distributions	$(3,686)	$(984)

Capital share transactions:
Proceeds from capital contributions/shares sold	$60,275	$36,800
Distributions reinvested	44	-
Net increase (decrease) from capital share transactions	60,319	36,800
Total increase (decrease) in net assets	$57,751	$36,944
Net assets, beginning of period	$127,420	$20,200
Net assets, end of period	$185,171	$57,144

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Statements of Cash Flows (Unaudited)
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the three months ended March 31, 2026	For the three months ended March 31, 2025

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operation	$1,118	$1,128
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	(87)	-
Net change in unrealized (appreciation) depreciation	2,469	(80)
Purchases of investments	(118,856)	(64,641)
Payment-in-kind interest income capitalized	(128)	-
Proceeds from sales and principal repayments	54,196	1,174
Net amortization (accretion) on investments	(479)	(47)
Amortization of deferred financing costs	246	74
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(307)	(511)
Due from adviser	(61)	(318)
Receivable for investments sold	9	(18)
Subscriptions received in advance	(3,289)	-
Other assets	1	-
Payables for investment purchased	22,546	-
Interest payable	44	193
Income incentive fees payable	108	-
Professional fees payable	122	105
Due to adviser	(840)	-
Management fees payable	49	-
Distribution and shareholder servicing fees payable	42	-
Administration fees payable	12	-
Capital gains incentive fees payable	(85)	-
Accrued expenses and other liabilities	35	26
Organizational costs payable	-	180
Net cash provided by (used in) operating activities	(43,135)	(62,735)

Cash flows from financing activities:
Borrowings of debt	73,901	59,200
Repayments of debt	(88,960)	(34,500)
Proceeds from capital contributions/shares sold	60,275	36,800
Income distributions to common shareholders, net of distributions payable and reinvested	(3,183)	(1,136)
Deferred financing costs paid	(68)	-
Net cash provided by (used in) financing activities	41,965	60,364

Net increase (decrease) in cash, cash equivalents and foreign currencies	(1,170)	(2,371)
Cash, cash equivalents and foreign currencies at beginning of period	19,247	3,855
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$18,077	$1,484

Supplemental cash flow information
Interest paid during the period	$2,699	$693
Payment-in-kind interest income	$125	$-
Reinvestment of distributions during the period	$44	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Schedule of Investments (Unaudited)
March 31, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Investments-non-controlled/non-affiliated
First Lien Secured Debt(4)(5)

Aerospace & Defense
AA+D Midco, Inc. (Term Loan)	3M S + 4.75%	8.40%	11/29/2030	$22,905	$22,679	$22,676	12.25%
AA+D Midco, Inc. (Revolver)(6)	3M S + 4.75%	8.46%	11/29/2030	773	752	752	0.41
Accel International Holdings, Inc. (Term Loan)	3M S + 4.50%	8.17%	4/26/2032	568	565	568	0.31
Accel International Holdings, Inc. (Revolver)(6)	3M S + 4.50%	N/A	4/26/2032	-	(10)	-	-
Electro Methods (Term Loan)	3M S + 4.75%	8.41%	2/23/2032	10,698	10,558	10,685	5.77
Electro Methods (Revolver)(6)	3M S + 4.75%	N/A	2/23/2032	-	(33)	(3)	-
					34,511	34,678	18.74
Air Freight & Logistics
eShipping, LLC (Term Loan)	3M S + 4.50%	8.20%	12/23/2032	5,271	5,245	5,244	2.83
eShipping, LLC (Delayed Draw)(6)	3M S + 4.50%	N/A	12/23/2032	-	(5)	(10)	(0.01)
eShipping, LLC (Revolver)(6)	3M S + 4.50%	8.20%	12/23/2032	62	57	57	0.03
ICAT Intermediate Holdings, LLC (Term Loan)	1M S + 6.25%	9.92%	3/1/2029	4,120	4,067	4,053	2.19
ICAT Intermediate Holdings, LLC (Delayed Draw)(6)	1M S + 6.25%	9.92%	3/1/2029	993	974	960	0.52
ICAT Intermediate Holdings, LLC (Revolver)(6)	1M S + 6.25%	N/A	3/1/2029	-	(4)	(5)	-
RJW Logistics Group, Inc. (Term Loan)	3M S + 5.00%	8.70%	11/26/2031	27,715	27,480	27,403	14.80
RJW Logistics Group, Inc. (Delayed Draw)(6)	3M S + 5.00%	8.70%	11/26/2031	1,750	1,738	1,727	0.93
					39,552	39,429	21.29
Building Materials
CP Atlas Buyer, Inc. (Term Loan)(7)(11)	1M S + 5.25%	8.92%	7/8/2030	3,582	3,457	3,313	1.79
					3,457	3,313	1.79
Commercial Services & Supplies
Ambient Enterprises Holdco, LLC (2024 Term Loan)	3M S + 5.25%	8.95%	6/28/2030	6,927	6,868	6,882	3.72
Ambient Enterprises Holdco, LLC (2025 2nd Amendment Term Loan)	3M S + 5.25%	8.95%	6/28/2030	382	376	379	0.20
Ambient Enterprises Holdco, LLC (2025 3rd Amendment Term Loan)	3M S + 5.25%	8.95%	6/28/2030	310	305	308	0.17
Ambient Enterprises Holdco, LLC (2024 Delayed Draw Term Loan)	3M S + 5.25%	8.95%	6/28/2030	423	420	420	0.23
Ambient Enterprises Holdco, LLC (2025 Delayed Draw Term Loan B)(6)	3M S + 5.25%	8.95%	6/28/2030	462	458	458	0.25
Ambient Enterprises Holdco, LLC (2025 Delayed Draw Term Loan C)(6)	3M S + 5.25%	N/A	6/28/2030	-	(4)	(3)	-
Cards Live Oak Holdings, Inc. (Term Loan)	3M S + 4.75%	8.45%	10/21/2032	4,015	3,997	3,990	2.15
Cards Live Oak Holdings, Inc. (Delayed Draw)(6)	3M S + 4.75%	8.45%	10/21/2032	575	569	565	0.31
Cards Live Oak Holdings, Inc. (Revolver)(6)	3M S + 4.75%	8.45%	10/21/2032	287	284	283	0.15
JFL Atomic Acquisitionco, Inc. (Term Loan)	3M S + 4.75%	8.41%	2/20/2031	17,311	17,087	17,073	9.22
JFL Atomic Acquisitionco, Inc. (Delayed Draw)(6)	3M S + 4.75%	8.45%	2/20/2031	3,118	3,050	3,015	1.63
JFL Atomic Acquisitionco, Inc. (Revolver)(6)	3M S + 4.75%	N/A	2/20/2031	-	(28)	(32)	(0.02)
Meridian Waste Acqusitions, LLC (Term Loan)	3M S + 3.88%	7.81%	8/30/2029	3,412	3,390	3,395	1.83
Meridian Waste Acqusitions, LLC (Delayed Draw)(6)	3M S + 3.38%	7.81%	8/30/2029	1,486	1,477	1,478	0.80
Meridian Waste Acqusitions, LLC (Revolver)(6)	3M S + 3.38%	7.81%	8/30/2029	415	411	412	0.22
Pearl Acquisition Buyer, Inc. (Term Loan)	3M S + 4.50%	8.20%	12/31/2032	4,549	4,527	4,526	2.44
Pearl Acquisition Buyer, Inc. (Delayed Draw Term Loan)(6)	3M S + 4.50%	N/A	12/31/2032	-	(4)	(7)	-
Pearl Acquisition Buyer, Inc. (Revolver)(6)	3M S + 4.50%	8.20%	12/31/2032	86	83	83	0.04
					43,266	43,225	23.34
Construction and Engineering
NDT Global Holding, Inc. (Delayed Draw Term Loan)(6)	1M S + 4.50%	N/A	6/4/2032	-	(64)	(64)	(0.03)
					(64)	(64)	(0.03)
Containers & Packaging
Schoeneck Containers, LLC (Revolver)(6)	1M S + 4.10%	7.88%	5/7/2028	142	136	139	0.08
					136	139	0.08
Electrical Equipment
AMP Purchaser, LLC (Term Loan)	3M S + 4.50%	8.20%	4/1/2033	8,226	8,185	8,185	4.42
AMP Purchaser, LLC (Revolver)(6)	3M S + 4.50%	N/A	4/1/2033	-	(5)	(5)	-
Centaur Holdings III, LLC (Term Loan)	3M S + 4.50%	8.20%	9/5/2031	5,078	5,031	5,046	2.72
Centaur Holdings III, LLC (Delayed Draw)(6)	3M S + 4.50%	8.20%	9/5/2031	313	308	308	0.17
Centaur Holdings III, LLC (Revolver)(6)	3M S + 4.50%	8.20%	9/5/2031	172	167	167	0.09
Maverick Power, LLC (Term Loan)	3M S + 5.00%	8.66%	5/4/2031	3,071	3,026	3,025	1.63
					16,712	16,726	9.03

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets

Financial Services
Empower Payments Investor, LLC (Term Loan)	3M S + 4.50%	8.30%	3/12/2031	$4,800	$4,762	$4,762	2.57%
Empower Payments Investor, LLC (Delayed Draw Term Loan)(6)	3M S + 4.50%	N/A	3/12/2031	-	(30)	(30)	(0.02)
Forge Borrower, LLC (Delayed Draw Term Loan)(6)	3M S + 4.50%	N/A	1/31/2033	-	(12)	(12)	(0.01)
Forge Borrower, LLC (Revolver)(6)	3M S + 4.50%	N/A	1/31/2033	-	(5)	(5)	-
MAI Capital Management Intermediate, LLC (Term Loan)	3M S + 4.75%	8.45%	8/29/2031	6,560	6,556	6,556	3.54
MAI Capital Management Intermediate LLC (Revolver)(6)	3M S + 4.75%	8.45%	8/29/2031	602	601	601	0.32
					11,872	11,872	6.40
Food Products
Frozen Garlic Bread Holdings, Inc. (Term Loan)	3M S + 4.75%	8.45%	2/6/2032	12,874	12,811	12,811	6.92
Frozen Garlic Bread Holdings, Inc. (Delayed Draw Term Loan)	3M S + 4.75%	N/A	2/6/2032	-	(12)	(12)	(0.01)
Frozen Garlic Bread Holdings, Inc. (Revolver)	3M S + 4.75%	N/A	2/6/2032	-	(8)	(8)	-
					12,791	12,791	6.91
Health Care Equipment & Supplies
MGS MFG. Group, Inc. (Term Loan)	1M S + 4.50%	8.27%	5/31/2027	6,830	6,781	6,770	3.66
MGS MFG. Group, Inc. (Delayed Draw)	1M S + 4.50%	8.27%	5/31/2027	5,722	5,712	5,672	3.06
MGS MFG. Group, Inc. (2026 1st Amendment Delayed Draw Term Loan)(6)	1M S + 4.50%	N/A	5/31/2027	-	(17)	(20)	(0.01)
MGS MFG. Group, Inc. (Revolver)(6)	1M S + 4.50%	8.27%	5/31/2027	2,052	2,036	2,013	1.09
					14,512	14,435	7.80
Health Care Providers & Services
Continental Buyer, Inc. (2025 2 Incremental Term Loan)	1M S + 4.50%	8.17%	4/2/2031	2,027	2,018	2,012	1.09
Continental Buyer, Inc. (2025 2 Incremental Delayed Draw Term Loan)(6)	1M S + 4.50%	N/A	4/2/2031	-	(1)	(3)	-
Continental Buyer, Inc. (2025 Incremental Delayed Draw Term Loan)	1M S + 4.50%	8.17%	4/2/2031	12,673	12,622	12,578	6.79
Continental Buyer, Inc. (Revolver)(6)	1M S + 4.50%	N/A	4/2/2031	-	(20)	(37)	(0.02)
Falcon Parent Holdings, Inc. (Term Loan)	3M S + 5.00% (Incl. 2.75% PIK)	8.89%	11/6/2031	18,216	18,033	17,875	9.65
Falcon Parent Holdings, Inc. (Delayed Draw Term Loan A)(6)	3M S + 5.00% (Incl. 2.75% PIK)	N/A	11/6/2031	-	(30)	(23)	(0.01)
Falcon Parent Holdings, Inc. (Revolver)(6)	3M S + 5.00%	8.89%	11/6/2031	431	409	397	0.21
Genova Diagnostics, Inc. (Term Loan)	3M S + 6.75%	10.45%	12/23/2030	8,399	8,178	8,168	4.41
Genova Diagnostics, Inc. (Delayed Draw)	3M S + 6.75%	10.45%	12/23/2030	903	880	878	0.47
Genova Diagnostics, Inc. (Revolver)(6)	3M S + 6.75%	N/A	12/23/2030	-	(17)	(18)	(0.01)
SMG Operating Co, LLC (Term Loan)	1M S + 5.00%	8.67%	12/5/2030	5,300	5,225	5,221	2.82
SMG Operating Co, LLC (Delayed Draw)(6)	1M S + 5.00%	N/A	12/5/2030	-	(6)	(14)	(0.01)
SMG Operating Co, LLC (Revolver)(6)	1M S + 5.00%	N/A	12/5/2030	-	(8)	(9)	-
					47,283	47,025	25.39
Hotels, Restaurants & Leisure
ClubCorp Holdings, Inc. (Term Loan)	1M S + 4.75%	8.42%	7/9/2032	6,384	6,319	6,319	3.41
ClubCorp Holdings, Inc. (Delayed Draw)(6)	1M S + 4.75%	N/A	7/9/2032	-	(29)	(29)	(0.02)
Excursions Buyer, LLC (Term Loan)	3M S + 5.50%	9.17%	11/21/2031	2,614	2,589	2,591	1.40
					8,879	8,881	4.79
Industrial Conglomerates
Dwyer Instruments, Inc. (4th Incremental Term Loan A)	3M S + 4.75%	8.45%	7/20/2029	6,720	6,720	6,720	3.63
Dwyer Instruments, Inc. (Revolver)(6)	3M S + 4.75%	8.45%	7/20/2029	569	569	569	0.31
					7,289	7,289	3.94
Insurance
World Insurance Associates, LLC (Delayed Draw)(6)	3M S + 5.00%	8.67%	4/3/2030	3,049	3,033	3,006	1.62
World Insurance Associates, LLC (Revolver)(6)	3M S + 5.00%	N/A	4/3/2030	-	(1)	(2)	-
					3,032	3,004	1.62
IT Services
Association Resource Group, LLC (Term Loan)	3M S + 4.75%	8.40%	2/2/2033	8,291	8,209	8,209	4.43
Association Resource Group, LLC (Delayed Draw Term Loan)(6)	3M S + 4.75%	N/A	2/2/2033	-	(33)	(33)	(0.02)
Association Resource Group, LLC (Revolver)(6)	3M S + 4.75%	N/A	2/2/2033	-	(19)	(19)	(0.01)
Uptime Institute (Term Loan)	1M S + 5.00%	8.53%	1/12/2027	6,710	6,678	6,694	3.61
Uptime Institute (Revolver)(6)	1M S + 5.00%	N/A	1/12/2027	-	-	(3)	-
					14,835	14,848	8.01
Machinery
Leg Purchaser, Inc. (Term Loan)(7)	3M S + 5.50%	9.15%	1/12/2032	3,511	3,460	3,459	1.87
Leg Purchaser, Inc. (Revolver)(6)(7)	3M S + 5.50%	N/A	1/12/2032	-	(5)	(5)	-
LR Purchaser, LLC (Term Loan)	3M S + 4.25%	7.93%	3/19/2031	10,910	10,747	10,747	5.80
LR Purchaser, LLC (Revolver)(6)	3M S + 4.25%	N/A	3/19/2031	-	(36)	(36)	(0.02)
Rental Equipment Investment Co (Term Loan)	3M S + 4.50%	8.20%	10/8/2030	1,164	1,150	1,151	0.62
Rental Equipment Investment Co (Revolver)(6)	3M S + 4.50%	8.20%	10/8/2030	227	212	212	0.11
Solve Industrial Mo Group, LLC (Term Loan)	1M S + 4.50%	8.27%	6/30/2027	290	286	287	0.15
Solve Industrial Mo Group, LLC (Delayed Draw)(6)	1M S + 4.75%	8.27%	6/30/2027	3,199	3,175	3,150	1.70
					18,989	18,965	10.23

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets

Personal Care Products
Arkas Bidco Limited (Term Loan)(7)(12)	3M S + 6.00%	9.66%	9/4/2032	$3,576	$3,507	$3,509	1.89%
					3,507	3,509	1.89
Pharmaceuticals
Meta Buyer, LLC (2025 AUD Term Loan)	3M B + 5.25%	9.02%	12/22/2031	2,778	1,819	1,900	1.03
Meta Buyer, LLC (2025 EUR Term Loan)	3M E + 5.25%	7.29%	12/22/2031	2,360	2,736	2,703	1.46
Meta Buyer, LLC (2025 USD Term Loan)	3M S + 5.25%	8.94%	12/22/2031	1,975	1,956	1,958	1.06
Meta Buyer, LLC (Delayed Draw)(6)	3M S + 5.25%	8.92%	12/22/2031	263	254	253	0.14
Meta Buyer, LLC (Specified Delayed Draw)	3M S + 5.25%	8.92%	12/22/2031	612	607	607	0.33
Meta Buyer, LLC (Revolver)(6)	3M S + 5.25%	N/A	12/22/2031	-	(8)	(7)	-
					7,364	7,414	4.02
Professional Services
Accordion Partners, LLC (Term Loan)	3M S + 5.00%	8.68%	11/17/2031	4,095	4,085	4,084	2.21
Accordion Partners, LLC (Delayed Draw)(6)	3M S + 5.00%	8.68%	11/17/2031	723	714	716	0.39
Accordion Partners, LLC ( Revolver)(6)	3M S + 5.00%	N/A	11/17/2031	-	(2)	(1)	-
Aprio Advisory Group, LLC (Delayed Draw)(6)	3M S + 4.75%	N/A	8/1/2031	-	(32)	(67)	(0.04)
Aprio Advisory Group, LLC (Revolver)(6)	3M S + 4.75%	8.42%	8/1/2031	181	175	175	0.09
Lighthouse Technologies Holding Corp (2021 Term Loan)	1M S + 5.00%	8.67%	12/31/2029	1,118	1,118	1,115	0.60
Lighthouse Technologies Holding Corp (2025 Term Loan)	1M S + 5.00%	8.67%	12/31/2029	2,253	2,242	2,247	1.21
Lighthouse Technologies Holding Corp (Revolver)(6)	1M S + 5.00%	N/A	12/31/2029	-	(1)	-	-
					8,299	8,269	4.46
Real Estate Management & Development
Vacation Rental Brands, LLC (2025 Term Loan)	3M S + 5.25%	8.95%	5/6/2032	10,202	10,112	10,100	5.45
Vacation Rental Brands, LLC (2025 Incremental Term Loan)	3M S + 5.25%	8.95%	5/6/2032	716	709	709	0.38
Vacation Rental Brands, LLC (2025 2nd Amend Delayed Draw Term Loan)(6)	3M S + 5.25%	N/A	5/6/2032	-	(9)	(15)	(0.01)
Vacation Rental Brands, LLC (Revolver)(6)	3M S + 5.25%	N/A	5/6/2032	-	(12)	(9)	-
					10,800	10,785	5.82
Software
Databricks, Inc. (2025 1st Amendment Term Loan)	1M S + 4.50%	8.17%	1/5/2032	12,688	12,635	12,688	6.85
Databricks, Inc. (Delayed Draw)(6)	1M S + 4.50%	N/A	1/5/2032	-	(10)	-	-
LeadVenture, Inc. (Term Loan)	3M S + 5.25%	8.70%	6/23/2032	8,375	8,261	8,124	4.39
LeadVenture, Inc. (Delayed Draw)(6)	3M S + 5.25%	8.70%	6/23/2032	653	641	605	0.33
LeadVenture, Inc. (Revolver)(6)	3M S + 5.25%	8.70%	6/23/2032	36	26	12	0.01
					21,553	21,429	11.58
Specialty Retail
Spotless Brands, LLC (Delayed Draw)(6)	3M S + 5.00%	8.70%	7/25/2028	594	583	563	0.30
					583	563	0.30
Telecommunication Services
CCI Buyer, Inc. (Term Loan)	3M S + 5.00%	8.70%	5/13/2032	7,438	7,372	7,401	4.00
CCI Buyer, Inc. (Revolver)(6)	3M S + 5.00%	N/A	5/13/2032	-	(4)	(2)	-
					7,368	7,399	4.00
Textiles, Apparel & Luxury Goods
Colorescience, Inc. (Revolver)(6)	3M S + 4.75%	N/A	1/23/2032	-	(3)	(3)	-
Kravet, Inc. (Term Loan)	3M S + 5.00%	8.70%	11/26/2030	11,391	11,251	11,262	6.08
Kravet, Inc. (Revolver)(6)	3M S + 5.00%	N/A	11/26/2030	-	(27)	(26)	(0.01)
					11,221	11,233	6.07
Trading Companies and Distributors
Radwell Parent, LLC (Term Loan)	3M S + 4.75%	8.45%	4/1/2030	3,177	3,170	3,170	1.71
Radwell Parent, LLC (1st Amendment Incremental Term Loan)	3M S + 4.75%	8.45%	4/1/2030	1,418	1,414	1,414	0.76
Radwell Parent, LLC (2024 Delayed Draw Term Loan)	3M S + 4.75%	8.45%	4/1/2030	319	319	319	0.17
Radwell Parent, LLC (2026 4th Amendment Delayed Draw Term Loan)(6)	3M S + 4.75%	N/A	4/1/2030	-	(6)	(6)	-
Radwell Parent, LLC (Revolver)(6)	3M S + 4.75%	8.45%	4/1/2030	84	83	83	0.04
					4,980	4,980	2.68
Total First Lien Secured Debt					$352,727	$352,137	190.15%

Second Lien Secured Debt(4)(5)
Software
Solarwinds Holdings, Inc. (Term Loan)	3M S + 6.00%	9.67%	4/18/2033	9,000	8,702	7,661	4.14
Total Second Lien Secured Debt					$8,702	$7,661	4.14%

Equity(5)
Personal Care Products
Arkas Bidco Limited Equity(7)(10)(12)	N/A	N/A	N/A	110	110	110	0.06
					110	110	0.06
Total Equity					$110	$110	0.06%

Investments in Joint Ventures(4)(5)(8)
SBLA Private Credit II, LLC(7)	N/A	N/A	N/A	21,731	$21,731	$21,608	11.67
Total Investments in Joint Ventures					$21,731	$21,608	11.67%
Total Investments at Fair Value(9)					$383,270	$381,516	206.02%

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(1) Unless otherwise indicated, debt investments held by the Company are denominated in USD dollars and are income producing.

(2) Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), or an alternate base rate (commonly based on the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of March 31, 2026.

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

(6) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from the unfunded commitment being valued below par and/or unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments:

Investments	Maturity Date	Unfunded
AA+D Midco, Inc. (Revolver)	11/29/2030	$1,322
Accel International Holdings, Inc. (Revolver)	4/26/2032	2,162
Accordion Partners, LLC (Delayed Draw)	11/17/2031	2,315
Accordion Partners, LLC ( Revolver)	11/17/2031	501
Ambient Enterprises Holdco, LLC (2025 Delayed Draw Term Loan B)	6/28/2030	192
Ambient Enterprises Holdco, LLC (2025 Delayed Draw Term Loan C)	6/28/2030	520
AMP Purchaser, LLC (Revolver)	4/1/2033	1,061
Aprio Advisory Group, LLC (Delayed Draw)	8/1/2031	6,679
Aprio Advisory Group, LLC (Revolver)	8/1/2031	361
Association Resource Group, LLC (Delayed Draw Term Loan)	2/2/2033	6,697
Association Resource Group, LLC (Revolver)	2/2/2033	1,913
BCM One Inc (Revolver)	4/11/2028	510
Cards Live Oak Holdings, Inc. (Delayed Draw)	10/21/2032	1,022
Cards Live Oak Holdings, Inc. (Revolver)	10/21/2032	479
CCI Buyer, Inc. (Revolver)	5/13/2032	437
Centaur Holdings III, LLC (Delayed Draw)	9/5/2031	470
Centaur Holdings III, LLC (Revolver)	9/5/2031	454
ClubCorp Holdings, Inc. (Delayed Draw)	7/9/2032	2,828
Colorescience, Inc. (Revolver)	1/23/2032	315
Continental Buyer, Inc. (2025 2 Incremental Delayed Draw Term Loan)	4/2/2031	386
Continental Buyer, Inc. (Revolver)	4/2/2031	4,970
Databricks, Inc. (Delayed Draw)	1/5/2032	2,000
Dwyer Instruments, Inc. (Revolver)	7/20/2029	711
Electro Methods (Revolver)	2/23/2032	2,587
Empower Payments Investor, LLC (Delayed Draw Term Loan)	3/12/2031	5,972
eShipping, LLC (Delayed Draw)	12/23/2032	1,989
eShipping, LLC (Revolver)	12/23/2032	932
Falcon Parent Holdings, Inc. (Delayed Draw Term Loan A)	11/6/2031	1,225
Falcon Parent Holdings, Inc. (Revolver)	11/6/2031	1,384
Forge Borrower, LLC (Delayed Draw Term Loan)	1/31/2033	2,500
Forge Borrower, LLC (Revolver)	1/31/2033	500
Frozen Garlic Bread Holdings, Inc. (Delayed Draw Term Loan)	2/6/2032	2,476
Frozen Garlic Bread Holdings, Inc. (Revolver)	2/6/2032	1,650

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments	Maturity Date	Unfunded
Genova Diagnostics, Inc. (Revolver)	12/23/2030	$645
ICAT Intermediate Holdings, LLC (Delayed Draw)	3/1/2029	1,078
ICAT Intermediate Holdings, LLC (Revolver)	3/1/2029	315
JFL Atomic Acquisitionco, Inc. (Delayed Draw)	2/20/2031	4,417
JFL Atomic Acquisitionco, Inc. (Revolver)	2/20/2031	2,357
Kravet, Inc. (Revolver)	11/26/2030	2,292
LeadVenture, Inc. (Delayed Draw)	6/23/2032	948
LeadVenture, Inc. (Revolver)	6/23/2032	765
Leg Purchaser, Inc. (Revolver)	1/12/2032	334
Lighthouse Technologies Holding Corp (Revolver)	12/31/2029	153
LR Purchaser, LLC (Revolver)	3/19/2031	2,424
MAI Capital Management Intermediate LLC (Revolver)	8/29/2031	838
Meridian Waste Acqusitions, LLC (Delayed Draw)	8/30/2029	36
Meridian Waste Acqusitions, LLC (Revolver)	8/30/2029	277
Meta Buyer, LLC (Delayed Draw)	12/22/2031	961
Meta Buyer, LLC (Revolver)	12/22/2031	801
MGS MFG. Group, Inc. (2026 1st Amendment Delayed Draw Term Loan)	5/31/2027	2,321
MGS MFG. Group, Inc. (Revolver)	5/31/2027	2,419
NDT Global Holding, Inc. (Delayed Draw Term Loan)	6/4/2032	10,846
Pearl Acquisition Buyer, Inc. (Delayed Draw Term Loan)	12/31/2032	1,499
Pearl Acquisition Buyer, Inc. (Revolver)	12/31/2032	485
Radwell Parent, LLC (2026 4th Amendment Delayed Draw Term Loan)	4/1/2030	1,179
Radwell Parent, LLC (Revolver)	4/1/2030	178
Rental Equipment Investment Co (Revolver)	10/8/2030	1,107
RJW Logistics Group, Inc. (Delayed Draw)	11/26/2031	292
Schoeneck Containers, LLC (Revolver)	5/7/2028	994
SMG Operating Co, LLC (Delayed Draw)	12/5/2030	900
SMG Operating Co, LLC (Revolver)	12/5/2030	600
Solve Industrial Mo Group, LLC (Delayed Draw)	6/30/2027	2,316
Spotless Brands, LLC (Delayed Draw)	7/25/2028	2,556
Transnetyx, Inc. (Revolver)	4/13/2027	722
Uptime Institute (Revolver)	1/12/2027	938
Vacation Rental Brands, LLC (2025 2nd Amend Delayed Draw Term Loan)	5/6/2032	1,528
Vacation Rental Brands, LLC (Revolver)	5/6/2032	921
World Insurance Associates, LLC (Delayed Draw)	4/3/2030	1,948
World Insurance Associates, LLC (Revolver)	4/3/2030	250
		$112,160

(7) Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2026, non-qualifying assets represented approximately 6% of the total assets of the Company.

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

As of March 31, 2026, the Company’s controlled/affiliated investments, and their related transactions for the period ended, were as follows:

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Schedule of Investments (Unaudited) (concluded)
March 31, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Controlled/Affiliated Investments	Fair Value as of January 1, 2026	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation/ (Depreciation)	Net Realized Gain/ (Loss)	Fair Value as of March 31, 2026	Dividend Income
SBLA Private Credit II LLC	$18,764	$2,974	$-	$(130)	$-	$21,608	$489
Total	$18,764	$2,974	$-	$(130)	$-	$21,608	$489

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

(12) The issuer of this investment is domiciled in the United Kingdom.

The following shows the composition of the Company’s portfolio at fair value by industry and geography as of March 31, 2026.

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Equity	Investments in Joint Venture	Total	Percentage of Total Portfolio
Aerospace & Defense	$34,678	$-	$-	$-	$34,678	9.09%
Air Freight & Logistics	39,429	-	-	-	39,429	10.33%
Building Materials	3,313	-	-	-	3,313	0.87%
Commercial Services & Supplies	43,225	-	-	-	43,225	11.33%
Construction and Engineering	(64)	-	-	-	(64)	(0.02%)
Containers & Packaging	139	-	-	-	139	0.05%
Electrical Equipment	16,726	-	-	-	16,726	4.38%
Financial Services	11,872	-	-	-	11,872	3.11%
Food Products	12,791	-	-	-	12,791	3.35%
Health Care Equipment & Supplies	14,435	-	-	-	14,435	3.78%
Health Care Providers & Services	47,025	-	-	-	47,025	12.33%
Hotels, Restaurants & Leisure	8,881	-	-	-	8,881	2.33%
Industrial Conglomerates	7,289	-	-	-	7,289	1.91%
Insurance	3,004	-	-	-	3,004	0.79%
Investments in Joint Venture	-	-	-	21,608	21,608	5.66%
IT Services	14,848	-	-	-	14,848	3.89%
Machinery	18,965	-	-	-	18,965	4.97%
Personal Care Products	3,509	-	110	-	3,619	0.95%
Pharmaceuticals	7,414	-	-	-	7,414	1.94%
Professional Services	8,269	-	-	-	8,269	2.17%
Real Estate Management & Development	10,785	-	-	-	10,785	2.83%
Software	21,429	7,661	-	-	29,090	7.62%
Specialty Retail	563	-		-	563	0.15%
Telecommunication Services	7,399	-	-	-	7,399	1.94%
Textiles, Apparel & Luxury Goods	11,233	-	-	-	11,233	2.94%
Trading Companies and Distributors	4,980	-	-	-	4,980	1.31%
Total	$352,137	$7,661	$110	$21,608	$381,516	100.00%

Geography	Fair Value	Percentage of Total Investments at Fair Value
United States	$377,897	99.1%
United Kingdom	3,619	0.9%
Total Assets	$381,516	100.0%

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Schedule of Investments (Unaudited)
December 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Investments-non-controlled/non-affiliated
First Lien Secured Debt(4)(5)
Aerospace & Defense
Accel International Holdings, Inc. (Term Loan)	3M S + 4.50%	8.22%	4/26/2032	$12,568	$12,506	$12,568	9.86%
Accel International Holdings, Inc. (Revolver)(6)	3M S + 4.50%	N/A	4/26/2032	-	(10)	-	-
Electro Methods (Term Loan)	3M S + 4.75%	8.62%	2/23/2032	10,725	10,580	10,685	8.39
Electro Methods (Revolver)(6)	3M S + 4.75%	N/A	2/23/2032	-	(34)	(10)	(0.01)
					23,042	23,243	18.24
Air Freight & Logistics
eShipping, LLC (Term Loan)	3M S + 4.50%	8.19%	12/23/2032	5,271	5,244	5,244	4.12
eShipping, LLC (Delayed Draw)(6)	3M S + 4.50%	N/A	12/23/2032	-	(5)	(5)	-
eShipping, LLC (Revolver)(6)	3M S + 4.50%	8.19%	12/23/2032	124	119	119	0.09
ICAT Intermediate Holdings, LLC (Term Loan)	1M S + 6.25%	9.97%	3/1/2029	4,131	4,073	4,068	3.19
ICAT Intermediate Holdings, LLC (Delayed Draw)(6)	1M S + 6.25%	9.97%	3/1/2029	518	500	487	0.38
ICAT Intermediate Holdings, LLC (Revolver)(6)	1M S + 6.25%	N/A	3/1/2029	-	(4)	(5)	-
RJW Logistics Group, Inc. (Term Loan)	3M S + 5.00%	8.67%	11/26/2031	27,715	27,472	27,472	21.56
RJW Logistics Group, Inc. (Delayed Draw)(6)	3M S + 5.00%	8.67%	11/26/2031	1,750	1,738	1,733	1.36
					39,137	39,113	30.70
Building Materials
CP Atlas Buyer, Inc. (Term Loan)(7)(11)	1M S + 5.25%	8.97%	7/8/2030	3,591	3,460	3,483	2.73
					3,460	3,483	2.73
Commercial Services & Supplies
Alliance Technical Group (Term Loan)	3M S + 4.50%	8.17%	12/31/2032	4,536	4,513	4,513	3.54
Alliance Technical Group( Delayed Draw)(6)	3M S + 4.50%	N/A	12/31/2032	-	(4)	(4)	-
Alliance Technical Group (Revolver)(6)	3M S + 4.50%	8.17%	12/31/2032	43	40	40	0.03
Ambient Enterprises Holdco, LLC (2024 Term Loan)	3M S + 5.25%	8.92%	6/28/2030	6,948	6,887	6,887	5.41
Ambient Enterprises Holdco, LLC (2025 2nd Amendment Term Loan)	3M S + 5.25%	8.92%	6/28/2030	383	377	379	0.30
Ambient Enterprises Holdco, LLC (2025 3rd Amendment Term Loan)	3M S + 5.25%	8.92%	6/28/2030	312	306	309	0.24
Ambient Enterprises Holdco, LLC (2025 Delayed Draw Term Loan C)(6)	3M S + 5.25%	N/A	6/28/2030	-	(4)	(5)	-
Ambient Enterprises Holdco, LLC (2024 Delayed Draw Term Loan)(6)	3M S + 5.25%	8.92%	6/28/2030	424	421	420	0.33
Ambient Enterprises Holdco, LLC (2025 Delayed Draw Term Loan B)(6)	3M S + 5.25%	8.92%	6/28/2030	123	118	118	0.09
Cards Live Oak Holdings, Inc. (Term Loan)	3M S + 4.75%	8.42%	10/21/2032	4,025	4,005	4,006	3.14
Cards Live Oak Holdings, Inc. (Delayed Draw)(6)	3M S + 4.75%	N/A	10/21/2032	-	(4)	(4)	-
Cards Live Oak Holdings, Inc. (Revolver)(6)	3M S + 4.75%	8.42%	10/21/2032	256	252	252	0.20
JFL Atomic Acquisitionco, Inc. (Term Loan)	3M S + 4.75%	8.64%	2/20/2031	17,355	17,121	17,138	13.45
JFL Atomic Acquisitionco, Inc. (Delayed Draw)(6)	3M S + 4.75%	8.64%	2/20/2031	3,124	3,053	3,029	2.38
JFL Atomic Acquisitionco, Inc. (Revolver)(6)	3M S + 4.75%	N/A	2/20/2031	-	(29)	(29)	(0.02)
Meridian Waste Acqusitions, LLC (Term Loan)	3M S + 3.38%	7.81%	8/30/2029	3,435	3,411	3,435	2.70
Meridian Waste Acqusitions, LLC (Delayed Draw)(6)	3M S + 3.38%	7.81%	8/30/2029	1,344	1,334	1,344	1.05
Meridian Waste Acqusitions, LLC ( Revolver)(6)	3M S + 3.38%	7.81%	8/30/2029	429	424	429	0.34
					42,221	42,257	33.18
Consumer Discretionary
Spotless Brands, LLC (Delayed Draw)(6)	3M S + 5.00%	8.79%	7/25/2028	455	443	432	0.34
					443	432	0.34
Containers & Packaging
Schoeneck Containers, LLC (Term Loan)	1M S + 4.10%	7.93%	5/7/2028	3,041	3,021	3,041	2.39
Schoeneck Containers, LLC (Delayed Draw)	1M S + 4.10%	7.93%	5/7/2028	1,553	1,543	1,553	1.22
Schoeneck Containers, LLC (Revolver)(6)	1M S + 4.10%	N/A	5/7/2028	-	(7)	-	-
					4,557	4,594	3.61
Electrical Equipment
Centaur Holdings III, LLC (Term Loan)(6)	3M S + 4.75%	8.42%	9/5/2031	5,090	5,041	5,039	3.95
Centaur Holdings III, LLC (Delayed Draw)(6)	3M S + 4.75%	8.42%	9/5/2031	313	308	306	0.24
Centaur Holdings III, LLC (Revolver)	3M S + 4.75%	8.42%	9/5/2031	235	229	229	0.18
Maverick Power, LLC (Term Loan)	3M S + 5.00%	8.66%	5/4/2031	3,078	3,032	3,032	2.38
					8,610	8,606	6.75

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Schedule of Investments (Unaudited) (continued)
December 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets

Health Care Equipment & Supplies
MGS MFG. Group, Inc. (Delayed Draw)	1M S + 4.50%	8.32%	5/31/2027	$5,797	$5,784	$5,797	4.55%
MGS MFG. Group, Inc. (Revolver)(6)	1M S + 4.50%	8.32%	5/31/2027	1,069	1,062	1,070	0.84
					6,846	6,867	5.39
Health Care Providers & Services
Continental Buyer, Inc. (2025 2 Incremental Term Loan)	1M S + 4.50%	8.22%	4/2/2031	2,027	2,017	2,017	1.58
Continental Buyer, Inc. (2025 2 Incremental Delayed Draw Term Loan)(6)	1M S + 4.50%	N/A	4/2/2031	-	(1)	(2)	-
Continental Buyer, Inc. (2025 Incremental Delayed Draw Term Loan)(6)	1M S + 4.50%	8.22%	4/2/2031	12,734	12,681	12,670	9.94
Continental Buyer, Inc. (Revolver)(6)	1M S + 4.50%	N/A	4/2/2031	-	(21)	(25)	(0.02)
Falcon Parent Holdings, Inc. (Term Loan)	3M S + 5.00%	8.89%	11/6/2031	18,135	17,944	17,840	14.00
Falcon Parent Holdings, Inc. (Delayed Draw)(6)	3M S + 5.00%	N/A	11/6/2031	-	(31)	(20)	(0.02)
Falcon Parent Holdings, Inc. (Revolver)(6)	3M S + 5.00%	8.89%	11/6/2031	113	91	85	0.07
Genova Diagnostics, Inc. (Term Loan)	3M S + 6.75%	10.42%	12/23/2030	8,452	8,220	8,220	6.45
Genova Diagnostics, Inc. (Delayed Draw)(6)	3M S + 6.75%	N/A	12/23/2030	-	(12)	(12)	(0.01)
Genova Diagnostics, Inc. (Revolver)(6)	3M S + 6.75%	N/A	12/23/2030	-	(18)	(18)	(0.01)
SMG Operating Co, LLC (Term Loan)	1M S + 5.00%	8.78%	12/5/2030	5,300	5,221	5,221	4.10
SMG Operating Co, LLC( Delayed Draw)(6)	1M S + 5.00%	N/A	12/5/2030	-	(7)	(7)	(0.01)
SMG Operating Co, LLC (Revolver)(6)	1M S + 5.00%	N/A	12/5/2030	-	(9)	(9)	(0.01)
					46,075	45,960	36.06
Hotels, Restaurants & Leisure
Excursions Buyer, LLC (Term Loan)	3M S + 5.50%	9.17%	11/21/2031	2,614	2,588	2,588	2.03
					2,588	2,588	2.03
Insurance
World Insurance Associates, LLC (Delayed Draw)(6)	3M S + 5.00%	8.67%	4/3/2030	2,808	2,792	2,764	2.17
World Insurance Associates, LLC (Revolver)(6)	3M S + 5.00%	N/A	4/3/2030	-	(1)	(2)	-
					2,791	2,762	2.17
IT Services
Security 101 (Incremental Term Loan)	3M S + 5.00%	8.74%	4/11/2028	2,050	2,030	2,050	1.61
Security 101 (Term Loan)	3M S + 5.00%	8.67%	4/11/2028	19,990	19,834	19,990	15.69
Security 101 (Incremental Delayed Draw Term Loan)	3M S + 5.00%	8.67%	4/11/2028	3,083	3,052	3,083	2.42
Security 101 (Delayed Draw Term Loan)	3M S + 5.00%	8.67%	4/11/2028	1,537	1,523	1,537	1.21
Security 101 (Revolver)(6)	3M S + 5.00%	N/A	4/11/2028	-	(12)	-	-
Uptime Institute (Term Loan)	1M S + 5.00%	8.55%	1/12/2027	6,821	6,778	6,795	5.33
Uptime Institute (Revolver)(6)	1M S + 5.00%	N/A	1/12/2027	-	-	(3)	-
					33,205	33,452	26.26
Machinery
Rental Equipment Investment Co (Term Loan)	3M S + 4.50%	8.17%	10/8/2030	1,167	1,153	1,152	0.90
Rental Equipment Investment Co (Revolver)(6)	3M S + 4.50%	8.17%	10/8/2030	453	437	437	0.34
Solve Industrial Mo Group, LLC (Term Loan)	1M S + 4.50%	8.34%	6/30/2027	291	287	287	0.23
Solve Industrial Mo Group, LLC (Delayed Draw)(6)	1M S + 4.75%	8.51%	6/30/2027	3,199	3,173	3,173	2.49
					5,050	5,049	3.96
Personal Care Products
Arkas Bidco Limited (Term Loan)(7)(12)	3M S + 6.00%	9.87%	9/4/2032	3,585	3,514	3,514	2.76
					3,514	3,514	2.76
Pharmaceuticals
Meta Buyer, LLC (2025 AUD Term Loan)	3M S + 5.25%	9.02%	12/22/2031	2,778	1,818	1,835	1.44
Meta Buyer, LLC (2025 EUR Term Loan)	3M S + 5.25%	7.29%	12/22/2031	2,360	2,735	2,745	2.15
Meta Buyer, LLC (2025 USD Term Loan)	3M S + 5.25%	8.95%	12/22/2031	1,980	1,961	1,961	1.54
Meta Buyer, LLC (Delayed Draw)(6)	3M S + 5.25%	N/A	12/22/2031	-	(9)	(9)	(0.01)
Meta Buyer, LLC (Revolver)(6)	3M S + 5.25%	N/A	12/22/2031	-	(8)	(8)	(0.01)
					6,497	6,524	5.11

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Schedule of Investments (Unaudited) (continued)
December 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets

Professional Services
Accordion Partners, LLC (Term Loan)	3M S + 5.00%	8.70%	11/17/2031	$4,095	$4,084	$4,084	3.21%
Accordion Partners, LLC (Delayed Draw)(6)	3M S + 5.00%	N/A	11/17/2031	-	(8)	(8)	(0.01)
Accordion Partners, LLC ( Revolver)(6)	3M S + 5.00%	N/A	11/17/2031	-	(2)	(2)	-
Aprio Advisory Group, LLC (Delayed Draw)(6)	3M S + 4.75%	N/A	8/1/2031	-	(33)	(33)	(0.03)
Aprio Advisory Group, LLC (Revolver)(6)	3M S + 4.75%	N/A	8/1/2031	-	(5)	(5)	-
Lighthouse Technologies Holding Corp (2021 Term Loan)	1M S + 5.00%	8.72%	12/31/2029	1,118	1,118	1,118	0.88
Lighthouse Technologies Holding Corp (2025 Term Loan)	1M S + 5.00%	8.72%	12/31/2029	2,253	2,241	2,241	1.76
Lighthouse Technologies Holding Corp (Revolver)(6)	1M S + 5.00%	N/A	12/31/2029	-	(1)	-	-
					7,394	7,395	5.81
Real Estate Management & Development
Vacation Rental Brands, LLC (2025 Term Loan)	3M S + 5.25%	8.92%	5/6/2032	9,585	9,499	9,490	7.45
Vacation Rental Brands, LLC (2025 Incremental Term Loan)	3M S + 5.25%	8.92%	5/6/2032	718	711	711	0.56
Vacation Rental Brands, LLC (2025 2nd Amend Delayed Draw Term Loan)(6)	3M S + 5.25%	N/A	5/6/2032	-	(9)	(19)	(0.01)
Vacation Rental Brands, LLC (2025 Delayed Draw Term Loan)(6)	3M S + 5.25%	N/A	5/6/2032	-	(3)	(3)	-
Vacation Rental Brands, LLC (Revolver)(6)	3M S + 5.25%	N/A	5/6/2032	-	(12)	(9)	(0.01)
					10,186	10,170	7.99
Software
Databricks, Inc. (Term Loan)	1M S + 4.50%	8.27%	1/3/2031	12,188	12,136	12,188	9.56
Databricks, Inc. (Delayed Draw)(6)	1M S + 4.50%	N/A	1/3/2031	-	-	-	-
LeadVenture, Inc. (Term Loan)	3M S + 5.25%	8.92%	6/23/2032	8,397	8,278	8,313	6.52
LeadVenture, Inc. (Delayed Draw)(6)	3M S + 5.25%	8.92%	6/23/2032	528	517	512	0.40
LeadVenture, Inc. (Revolver)(6)	3M S + 5.25%	8.92%	6/23/2032	160	149	152	0.12
					21,080	21,165	16.60
Telecommunication Services
CCI Buyer, Inc. (Term Loan)	3M S + 5.00%	8.92%	5/13/2032	7,457	7,388	7,457	5.85
CCI Buyer, Inc. (Revolver)(6)	3M S + 5.00%	N/A	5/13/2032	-	(4)	-	-
Clearwave Fiber (Revolver)(6)	3M S + 4.00%	7.82%	12/13/2029	5,108	5,028	5,078	3.99
					12,412	12,535	9.84
Textiles, Apparel & Luxury Goods
Kravet, Inc. (Term Loan)	3M S + 5.00%	8.67%	11/26/2030	11,423	11,276	11,322	8.89
Kravet, Inc. (Revolver)(6)	3M S + 5.00%	N/A	11/26/2030	-	(28)	(20)	(0.02)
					11,248	11,302	8.87
Total First Lien Secured Debt					$290,356	$291,011	228.40%
Second Lien Secured Debt(4)(5)
Software
Solarwinds Holdings, Inc. (Term Loan)	3M S + 6.00%	9.70%	4/18/2033	9,000	8,695	8,730	6.85
Total Second Lien Secured Debt					$8,695	$8,730	6.85%

Equity(5)
Personal Care Products
Arkas Bidco Limited Equity(7)(10)(12)	N/A	N/A	N/A	110	110	110	0.09
					110	110	0.09
Total Equity					$110	$110	0.09%

Investments in Joint Ventures(4)(5)(8)
SBLA Private Credit II, LLC(7)	N/A	N/A	N/A	18,756	$18,756	$18,764	14.73
Total Investments in Joint Ventures					$18,756	$18,764	14.73%
Total Investments at Fair Value(9)					$317,917	$318,615	250.07%

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

(6) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from the unfunded commitment being valued below par and/or unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments:

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

As of December 31, 2025, the Company’s controlled/affiliated investments, and their related transactions for the period ended, were as follows:

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

March 31, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(1) ORGANIZATION

Lord Abbett Private Credit Fund S (the “Company”, “we”, “us” or “our”) is a closed-end, non-diversified management investment company organized under the laws of the State of Delaware. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on April 1, 2025 (the “BDC Election Date”). The Company also elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) for U.S. federal income tax purposes as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Prior to the BDC Election Date, the Company was taxed as a partnership for U.S. federal income tax purposes.

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

March 31, 2026

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

Cash and cash equivalents are carried at cost, which approximates fair value. The cash and cash equivalents balance as of March 31, 2026 and December 31, 2025 was $18,059 and $19,201, respectively. The foreign currencies balance as of March 31, 2026 and December 31, 2025 was $18 and $46, respectively.

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

Fair Value Measurements

The Company follows guidance in ASC 820, Fair Value Measurement (“ASC 820”), where fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are determined within a framework that establishes a three-tier hierarchy which maximizes the use of observable market data and minimizes the use of unobservable inputs to establish a classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, such as the risk inherent in a particular valuation technique used to measure fair value using a pricing model and/or the risk inherent in the inputs for the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the information available. The inputs or methodology used for valuing assets or liabilities may not be an indication of the risks associated with investing in those assets or liabilities.

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

March 31, 2026

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

Valuation techniques used to value the Company’s investments by major category are as follows:

●	Investments, including private placements, for which observable inputs are not available are generally valued using one or more valuation methods including the market approach, and the income approach. The market approach considers factors including the price of recent investments in the same or a similar security or financial metrics of comparable securities. The income approach considers factors including expected future cash flows, security specific risks and corresponding discount rates. The Company may use amortized cost as a pricing technique for investments that have recently transacted.
21

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (continued)

March 31, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

●	Equity securities and other investments, including restricted securities, for which market quotations are readily available, are valued at the last reported sale price or official closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) as reported by a third-party pricing service on the primary market or exchange on which they are traded. In the event there were no sales during the day or closing prices are not available, securities are valued at the last quoted bid price or may be valued using the last available price. For foreign equity securities, when market or security specific events arise, comparisons to the valuation of american depositary receipts (ADRs), futures contracts, exchange-traded funds (ETFs) and certain indexes as well as quoted prices for similar securities may be used. For equity securities, including restricted securities, where observable inputs are limited, assumptions about market activity and risk are used.

●	Debt securities that are publicly traded, including restricted securities, are valued based on evaluated prices received from third party pricing services or from brokers who make markets in such securities. Preferred securities are valued by pricing services who utilize matrix pricing which considers yield or price of bonds of comparable quality, coupon, maturity and type or by broker-supplied prices. When independent prices are unavailable or unreliable, debt securities may be valued utilizing pricing methodologies which consider similar factors that would be used by third party pricing services.

●	Investments in open-end investment companies are valued at their closing net asset value.

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

Payment-in-Kind (“PIK”) Income

The Company may have loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out in the form of dividends, even if cash is not yet collected. For the three months ended March 31, 2026 and March 31, 2025, there was $125 and $0, respectively, of PIK income.

Dividend Income

Dividend income on preferred equity securities and on the Company’s equity interests in its joint ventures are recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. Dividend income on the Company’s equity interest in its joint venture is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (continued)

March 31, 2026

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

Non-Accrual Investments

Loans are generally placed on non-accrual status when, in management’s judgment, there is sufficient doubt that all or a portion of principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2026 and December 31, 2025, there were no loans on non-accrual status.

Organizational and Offering Costs

Organizational costs consist of costs incurred to establish the entity as a Delaware statutory trust and subsequent conversion to a BDC. Organizational costs are expensed as incurred. The Company has incurred $180 in organizational expenses since inception.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s credit facilities are capitalized and amortized into expense using the straight-line method, which approximates the effective yield method over the life of the facility. See “Note 5 - Debt”.

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

Income Taxes

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company reviews and evaluates tax positions in its major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. Based on this review, the Company has determined the major tax jurisdictions to be where the Company is organized, where the Company makes investments, and where the Company is located; however, no reserves for uncertain tax positions were recorded as of March 31, 2026 and as of December 31, 2025. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no tax liability or expense, including interest and penalties, has been recorded in the Consolidated Financial Statements. Generally, the

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (continued)

March 31, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Company’s U.S. federal, state, and local tax returns remain open for examination for a period of three to five years from when they are filed under varying statutes of limitations.

The Company has elected to be treated, and qualify annually, as a regulated investment company (“RIC”) for U.S. federal income tax purposes as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) upon filing of the tax return on its statutory due date, commencing with its initial taxable year ended December 31, 2025. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as distributions.

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

Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on its financial statement disclosures.

Segment Reporting

An operating segment is defined in ASC Topic 280 - Segment Reporting, as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available.

The CODM for the Company is Lord Abbett through its Management, Investment and Operating Committees, which are responsible for assessing performance and making decisions about resource allocation. The CODM has determined that the Company has a single operating segment based on the fact that the CODM monitors the operating results of the Company as a whole and that the Company’s long-term strategic asset allocation is pre-determined in accordance with the terms of its prospectus, based on a defined investment strategy which is executed by the Company’s portfolio managers as a team. The financial information provided to and reviewed by the CODM is consistent with that presented within the Company’s Consolidated Schedules of Investments, Consolidated Statements of Assets and Liabilities, Consolidated Statements of Operations, Consolidated Statements of Changes in Net Assets, Consolidated Statement of Cash Flows and Consolidated Financial Highlights.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (continued)

March 31, 2026

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

Pursuant to the Expense Support Agreement, the Company has entered into with the Adviser, the Adviser is obligated to advance all of the Company’s Other Operating Expenses (each, a “Required Expense Payment”) to the effect that such expenses do not exceed 0.70% (on an annualized basis) of the Company’s NAV. Any Required Expense Payment must be paid by the Adviser to the Company in any combination of cash or other immediately available funds and/or offset against amounts due from the Company to the Adviser or its affiliates. “Other Operating Expenses” means the Company’s organizational and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, excluding the Company’s base management and incentive fees owed to the Adviser, financing fees and costs (other than upfront fees on the Company’s initial credit facility), brokerage commissions, placement agent fees, costs and expenses of distributing and placing the Company’s common shares (“Common Shares”), extraordinary expenses and any interest expenses owed by the Company, all as determined in accordance with U.S. GAAP.

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

March 31, 2026

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

The Expense Support Agreement is effective until April1, 2026 and will renew automatically for successive one-year terms thereafter unless either the Company or the Adviser determines to terminate it and so notifies the other party. Either the Company or the Adviser may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by the Company to the Adviser will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.

Based on the terms described above, the Company may be obligated to make Reimbursement Payments to the Adviser in accordance with the Expense Support Agreement.

The following table presents a cumulative summary of the expense payments and reimbursement payments as of March 31, 2026.

For the Quarter Ended	Required Expense Payments by Adviser	Required Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
December 31, 2024	$95	$(39)	$56	December 31, 2027
March 31, 2025	413	-	413	March 31, 2028
June 30, 2025	316	-	316	June 30, 2028
September 30, 2025	310	-	310	September 30, 2028
December 31, 2025	639	-	639	December 31, 2028
March 31, 2026	203	-	203	March 31, 2029
Total	$1,976	$(39)	$1,937

Due to/ Due From Adviser

For the three months ended March 31, 2026 and March 31, 2025, in accordance with the Expense Support Agreement, the Required Expense Payments by the Adviser were $203 and $413, respectively, for certain expenses incurred. As of March 31, 2026 and December 31, 2025, $61 and $0, respectively, remains receivable from the Adviser and are included in Due from adviser on the Consolidated Statements of Assets and Liabilities. As of March 31, 2026 and December 31, 2025, the Company had $321 and $1,161, respectively, of expenses which are owed to the Adviser, and are included in Due to adviser on the Consolidated Statements of Assets and Liabilities.

Management fee

Prior to the BDC Election Date, the Company did not incur management fees. Following the BDC Election Date, the Company began to accrue management fees. The management fee is payable monthly in arrears at an annual rate of 1.00% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month, adjusted for any share issuances or repurchases during the applicable month. For purposes of the Advisory Agreement, net assets mean the Company’s total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP. For the three months ended March 31, 2026 and March 31, 2025, the Company incurred $404 and $0, in management fees. As of March 31, 2026 and December 31, 2025, $155 and $106 of management fees, respectively, were unpaid and are included in management fees payable on the Consolidated Statements of Assets and Liabilities.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (continued)

March 31, 2026

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

Prior to the BDC Election Date, the Company did not incur incentive fees. Following the BDC Election Date, the Company began to accrue incentive fees. For the three months ended March 31, 2026 and March 31, 2025, income based incentive fees were $537 and $0, respectively. As of March 31, 2026 and December 31, 2025, $537 and $429, respectively, of income based incentive fees were unpaid and are included in Income incentive fees payable on the Consolidated Statements of Assets and Liabilities.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (continued)

March 31, 2026

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

Prior to the BDC Election Date, the Company did not incur incentive fees. Following the BDC Election Date, the Company began to accrue incentive fees. For the three months ended March 31, 2026 and March 31, 2025, the Company accrued capital gains based incentive fees of $(85) and $0, respectively. The accrual for any capital gains incentive fees under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual. As of March 31, 2026 and December 31, 2025, $0 and $85, respectively, were the capital gains incentive fees payable on the Consolidated Statements of Assets and Liabilities.

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

Prior to the BDC Election Date, the Company did not incur administration fees. Following the BDC Election Date, the Company began to accrue administration fees. For the three months ended March 31, 2026 and for the three months ended March 31, 2025, the Company incurred $101 and $0, respectively, of administration fees. As of March 31, 2026 and as of December 31, 2025, $39 and $27, respectively, of administration fees were unpaid and are included in administration fees payable on the Consolidated Statements of Assets and Liabilities.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (continued)

March 31, 2026

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

Subject to any applicable Financial Industry Regulatory Authority, Inc., or FINRA, limitations on underwriting compensation, the Company will pay the Placement Agent a shareholder servicing and/or Distribution Fee, or the Distribution/Servicing Fees, for Common shares equal to 0.85% per annum of the aggregate NAV, as of the beginning of the first calendar day of the applicable month, for the Common shares. The annual Distribution/Servicing Fees are paid by the Company to the Placement Agent pursuant to the Company’s distribution and servicing plan, or the Distribution and Servicing Plan. The Distribution and Service Fees are accrued and payable monthly. For the three months ended March 31, 2026, Distribution and Shareholder Servicing Fees incurred were $343. For the three months ended March 31, 2025, Distribution and Shareholder Servicing Fees incurred were $0. As of March 31, 2026 and as of December 31, 2025, $132 and $90, respectively, of Distribution and Shareholder Servicing Fees were unpaid and are included in Distribution and Shareholder Servicing Fees payable on the Consolidated Statements of Assets and Liabilities.

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

March 31, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(4) Investments

Fair Value Measurement and Disclosures

The following table shows the composition of the Company’s investment portfolio as of March 31, 2026, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value(1)
First Lien Secured Debt	$352,727	$352,137	$-	$3,313	$348,824	$-
Second Lien Secured Debt	8,702	7,661	-	-	7,661	-
Equity	110	110	-	-	110	-
Investments in Joint Venture	21,731	21,608	-	-	-	21,608
Total Investments	$383,270	$381,516	$-	$3,313	$356,595	$21,608

(1) In accordance with ASC 820, the Company’s investment in SBLA II JV is measured using the net asset value (or its equivalent) as a practical expedient for fair value and has not been classified in the fair value hierarchy.

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

(1) In accordance with ASC 820, the Company’s investment in SBLA II JV is measured using the net asset value (or its equivalent) as a practical expedient for fair value and has not been classified in the fair value hierarchy.

The following table presents changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2026:

	For the three months ended March 31, 2026
	First Lien Secured Debt	Second Lien Secured Debt	Equity
Fair value, beginning of period	$287,528	$8,730	$110
Purchases	115,882	-	-
Payment-in-kind interest income capitalized	128	-	-
Sales and repayments	(54,187)	-	-
Net (amortization) accretion on investments	465	7	-
Net realized gains (losses) on investments	86	-	-
Net change in unrealized gains (losses) on investments	(1,078)	(1,076)	-
Transfers out of Level 3(1)	-	-	-
Transfers into Level 3(1)	-	-	-
Fair value, end of period	$348,824	$7,661	$110
Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2026	$(766)	$(1,076)	$-

(1) For the three months ended March 31, 2026, there were no transfers out of/into Level 3.

The following table presents changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2025:

For the three months ended March 31, 2025
First Lien Secured Debt
Fair value, beginning of period	$43,714
Purchases	64,641
Sales and repayments	(1,174)
Net (amortization) accretion on investments	47
Net realized gains (losses) on investments	-
Net change in unrealized gains (losses) on investments	80
Transfers out of Level 3(1)	-
Transfers into Level 3(1)	-
Fair value, end of period	$107,308
Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2025	$80

(1) For the three months ended March 31, 2025, there were no transfers out of/into Level 3.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (continued)

March 31, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of March 31, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2026, were as follows:

Quantitative Information about Level 3 Fair Value Measurements

Asset Category	Fair Value	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average(1)
First Lien Secured Debt	$278,617	Income Approach	Discount Rate	6.00% - 11.94%	8.71%
First Lien Secured Debt	70,207	Market Approach	Transaction Price	N/A	N/A
Second Lien Secured Debt	7,661	Income Approach	Discount Rate	12.47% - 13.47%	12.97%
Equity	110	Market Approach	Transaction Price	N/A	N/A
Total Level 3 Investments	$356,595

The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2025, were as follows:

Quantitative Information about Level 3 Fair Value Measurements

Asset Category	Fair Value	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average(1)
First Lien Secured Debt	$233,458	Income Approach	Discount Rate	6.65% - 10.41%	8.46%
First Lien Secured Debt	54,070	Market Approach	Transaction Price	N/A	N/A
Second Lien Secured Debt	8,730	Income Approach	Discount Rate	9.94% - 10.44%	10.19%
Equity	110	Market Approach	Transaction Price	N/A	N/A
Total Level 3 Investments	$296,368

(1)	Weighted averages are calculated based on fair value of investments.

The significant unobservable input used in the market approach is the transaction price to acquire the position. There has been no change to the valuation based on the underlying assumptions used at the closing of such transaction. The significant unobservable input used in the income approach is the discount rate. The discount rate is used to discount the estimated future cash flows, which include both future principal and interest payments expected to be received from the underlying investment. An increase/decrease in the discount rate would result in a decrease/ increase, respectively, in the fair value. There have been no material changes to the valuation approaches utilized during the three months ended March 31, 2026 or the year ended December 31, 2025.

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

The Company and the JV partner have $60 million and $8.6 million, respectively, in total commitments to SBLA II JV, with targeted member ownership interests of approximately 87.5% and 12.5%, respectively. The Company and the JV partner have equal voting rights with respect to the SBLA II JV and the SBLA II JV’s general partner. The SBLA II JV will not be consolidated in the Company’s Consolidated Financial Statements. As of March 31, 2026 and as of December 31, 2025, the Company had commitments of $60 million and $60 million to the SBLA II JV, respectively, of which $38 million and $41 million, respectively, remained unfunded.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (continued)

March 31, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following tables present the consolidated schedule of investments of the SBLA II JV as of March 31, 2026.

SBLA Private Credit II LLC
Consolidated Schedule of Investments
March 31, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets

Investments—non-controlled/non-affiliated
First Lien Secured Debt(4)(6)

Aerospace & Defense
Accel International Holdings Inc (Term Loan)	1M S + 4.50%	8.17%	4/26/2032	$12,000	$12,000	$12,000	48.59%
Unical Aviation Inc (Term Loan)	1M S + 3.75%	7.42%	10/31/2029	3,360	3,330	3,344	13.54
					15,330	15,344	62.13

Automobile Components
ATCDT Corp (Term Loan)	1M S + 3.50%	7.27%	1/25/2028	5,838	5,796	5,802	23.50
					5,796	5,802	23.50

Beverages
King Juice (Term Loan)	3M S + 3.35%	7.02%	3/25/2027	445	443	444	1.80
King Juice (Revolver)(6)	3M S + 3.35%	7.05%	3/25/2027	340	335	339	1.37
					778	783	3.17

Commercial Services & Supplies
KDV Label (Term Loan)	3M S + 3.85%	7.52%	6/11/2026	3,533	3,527	3,502	14.18
KDV Label (Delayed Draw)(6)	3M S + 3.85%	7.52%	6/11/2026	232	230	219	0.89
Meridian Waste Acquisitions, LLC (Term Loan)	3M S + 3.38%	7.70%	8/30/2029	7,549	7,548	7,511	30.42

Meridian Waste Acquisitions, LLC (Delayed Draw)(6)	3M S + 3.75%	7.69%	8/30/2029	3,289	3,289	3,272	13.25
Meridian Waste Acquisitions, LLC (Revolver)(6)	3M S + 3.38%	7.21%	8/30/2029	919	919	911	3.69
					15,513	15,415	62.43

Construction & Engineering

Discovery Marketing And Distributing, LLC (Term Loan)	3M S + 4.00%	7.94%	8/10/2027	7,156	7,110	7,138	28.91
					7,110	7,138	28.91

Containers & Packaging
Accord Buyer LLC (Term Loan)	1M S + 4.50%	8.27%	5/19/2028	3,685	3,658	3,583	14.51
Accord Buyer LLC (Term Loan)(6)	1M S + 4.50%	8.27%	5/19/2028	583	583	554	2.24
Schoeneck Containers, LLC (Term Loan)	1M S + 4.10%	7.88%	5/7/2028	3,032	3,032	3,025	12.25
Schoeneck Containers, LLC (Delayed Draw)	1M S + 4.10%	7.88%	5/7/2028	1,549	1,549	1,545	6.26
					8,822	8,707	35.26

Financial Services
Forge Borrower, LLC (Term Loan)	3M S + 4.50%	8.20%	1/31/2033	1,750	1,733	1,733	7.02
Trimont Holdings LLC (Term Loan)	3M S + 2.75%	6.45%	5/31/2027	10,800	10,732	10,692	43.30
					12,465	12,425	50.32

Industrials
Madison Safety & Flow LLC (Revolver)(6)	3M S + 2.75%	N/A	9/26/2029	-	-	-	-
					-	-	-

Leisure Products
Buffalo Games LLC (Term Loan)	1M S + 2.50%	6.27%	8/31/2027	736	731	736	2.98
					731	736	2.98

Machinery
Rental Equipment Investment Co. (Term Loan)	3M S + 4.50%	8.20%	10/8/2030	12,469	12,326	12,328	49.92
Seakeeper Technologies LLC (Term Loan)	3M S + 3.25%	6.92%	7/19/2027	7,702	7,654	7,683	31.11
					19,980	20,011	81.03

Professional Services
Investor Group Services LLC (Term Loan)	1M S + 3.25%	7.01%	10/21/2027	5,108	5,073	5,064	20.51
					5,073	5,064	20.51

Real Estate Management & Development

Royal Property Company Borrower LLC (Term Loan)	1M S + 3.75%	7.42%	2/2/2028	5,951	5,909	5,929	24.01
					5,909	5,929	24.01

Specialty Retail
Alliance Mobile Inc (Term Loan)	3M S + 3.50%	7.35%	8/1/2028	945	938	943	3.82
Alliance Mobile Inc (Term Loan)	3M S + 3.50%	7.35%	8/1/2028	6,274	6,252	6,258	25.33
Alliance Mobile Inc (Delayed Draw)	3M S + 3.50%	7.35%	8/1/2028	582	582	581	2.35

M&M Thrift Management Company LLC (Term Loan)	1M S + 2.25%	6.02%	12/1/2026	4,278	4,260	4,262	17.26
					12,032	12,044	48.76

Textiles, Apparel and Luxury Goods
Colorescience Inc (Term Loan)	3M S + 4.75%	8.45%	1/23/2032	1,589	1,573	1,573	6.37
					1,573	1,573	6.37
Total First Lien Secured Debt					$111,112	$110,971	449.38%
Total Investments at Fair Value					$111,112	$110,971	449.38%
32

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (continued)

March 31, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(1) Unless otherwise indicated, debt investments held by the SBLA II JV are denominated in USD dollars and are income producing. All investments are pledged as collateral under a credit facility, unless otherwise indicated.

(2) Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), which generally resets periodically. For each loan, the SBLA II JV has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of March 31, 2026.

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

(6) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from the unfunded commitment being valued below par and/or unamortized fees, which are capitalized to the investment cost. As of March 31, 2026 the total unfunded loan commitment was approximately $6.4 million.

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
March 31, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following tables present the consolidated schedule of investments of the SBLA II JV as of December 31, 2025.

SBLA Private Credit II LLC
Consolidated Schedule of Investments
December 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Secured Debt(4)(5)

Aerospace & Defense
Unical Aviation Inc (Term Loan)	1M S + 3.75%	7.47%	10/31/2029	$3,404	$3,373	$3,385	15.78%
					3,373	3,385	15.78

Automobile Components
ATCDT Corp (Term Loan)	1M S + 3.50%	7.32%	1/25/2028	5,924	5,875	5,895	27.49
					5,875	5,895	27.49

Beverages
King Juice (Term Loan)	1M S + 4.35%	7.22%	3/25/2027	694	690	694	3.24
King Juice (Revolver)(6)	1M S + 4.35%	7.22%	3/25/2027	27	20	27	0.13
					710	721	3.37

Commercial Services & Supplies
KDV Label (Term Loan)	1M S + 3.85%	8.04%	4/30/2029	3,578	3,565	3,555	16.58
KDV Label (Delayed Draw)(6)	1M S + 3.85%	N/A	4/30/2029	-	(2)	(9)	(0.05)
Meridian Waste Acquisitions, LLC (Term Loan)	3M S + 3.38%	7.81%	8/30/2029	7,598	7,598	7,598	35.43
Meridian Waste Acquisitions, LLC (Delayed Draw)(6)	3M S + 3.88%	7.88%	8/30/2029	3,081	3,081	3,081	14.37
Meridian Waste Acquisitions, LLC (Revolver)(6)	3M P + 2.25%	9.00%	8/30/2029	842	842	842	3.93
					15,084	15,067	70.26

Construction & Engineering
Discovery Marketing And Distributing, LLC (Term Loan)	3M S + 4.00%	7.91%	8/10/2027	7,368	7,313	7,340	34.23
					7,313	7,340	34.23

Containers & Packaging
Accord Buyer LLC (Term Loan)	1M S + 4.50%	8.32%	5/19/2028	3,738	3,708	3,645	17.00
Accord Buyer LLC (Term Loan)(6)	1M S + 4.50%	8.32%	5/19/2028	590	590	564	2.63
					4,298	4,209	19.63

Financial Services
Trimont Holdings LLC (Term Loan)	1M S + 2.75%	6.47%	3/1/2030	11,100	11,017	10,988	51.24
					11,017	10,988	51.24

Industrials
Fairbank Equipment (Term Loan)	3M S + 3.90%	7.72%	12/23/2026	3,883	3,849	3,854	17.97
Madison Safety & Flow LLC (Revolver)(6)	3M S + 2.75%	N/A	9/26/2029	-	-	-	-
					3,849	3,854	17.97

Leisure Products
Buffalo Games LLC (Term Loan)	1M S + 2.50%	6.32%	8/31/2027	1,146	1,137	1,146	5.34
					1,137	1,146	5.34

Machinery
Rental Equipment Investment Co. (Term Loan)	3M S + 4.50%	8.17%	10/8/2030	12,500	12,350	12,344	57.56
Seakeeper Technologies LLC (Term Loan)	3M S + 3.25%	7.09%	7/19/2027	7,702	7,645	7,673	35.78
					19,995	20,017	93.34

Professional Services
Investor Group Services LLC (Term Loan)	1M S + 3.25%	7.04%	10/21/2027	5,108	5,067	5,064	23.61
					5,067	5,064	23.61

Real Estate Management & Development
Royal Property Company Borrower LLC (Term Loan)	1M S + 3.75%	7.47%	2/2/2028	6,033	5,984	6,018	28.06
					5,984	6,018	28.06

Specialty Retail
Alliance Mobile Inc (Term Loan)	3M S + 3.50%	7.32%	8/1/2028	6,410	6,375	6,378	29.74
Alliance Mobile Inc (Term Loan)	3M S + 3.50%	7.32%	8/1/2028	965	957	960	4.48
Alliance Mobile Inc (Delayed Draw)	3M S + 3.50%	7.32%	8/1/2028	598	598	595	2.77
M&M Thrift Management Company LLC (Term Loan)	3M S + 2.25%	6.02%	12/1/2026	4,392	4,366	4,370	20.38
					12,296	12,303	57.37
Total First Lien Secured Debt					$95,998	$96,007	447.69%
Total Investments at Fair Value					$95,998	$96,007	447.69%
34

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (continued)

March 31, 2026

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

(6) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from the unfunded commitment being valued below par and/or unamortized fees, which are capitalized to the investment cost. As of December 31, 2025 the total unfunded loan commitment was approximately $7.2 million.

The following table presents the selected statements of assets and liabilities information of the SBLA II JV as of March 31, 2026 and December 31, 2025.

SBLA Private Credit II LLC

Consolidated Financial Statements

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	March 31, 2026	December 31, 2025
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost $111,112 and $95,998, respectively)	$110,971	$96,007
Cash and cash equivalents	4,120	6,099
Interest receivable from non-controlled/non-affiliated investments	427	410
Receivable for investments sold	13	-
Total assets	$115,531	$102,516

LIABILITIES
Debt (net of deferred financing costs of $1,117 and $1,181, respectively)	$88,633	$78,919
Interest payable	1,351	1,361
Distribution payable	559	559
Professional fees payable	189	123
Due to advisor	67	72
Administration fees payable	38	37
Total liabilities	$90,837	$81,071
MEMBERS’ EQUITY
Members’ equity	$24,694	$21,445
Total members’ equity	$24,694	$21,445
Total liabilities and members’ equity	$115,531	$102,516
35

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (continued)

March 31, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table presents the selected statements of operations information of the SBLA II JV for the three months ended March 31, 2026.

SBLA Private Credit II LLC

Consolidated Financial Statements

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

For the three months ended March 31, 2026
Investment income
Non-controlled/non-affiliated investments:
Interest income	$2,113
Fee income	6
Total investment income	$2,119

Expenses
Interest expense	$1,417
Professional fees	104
Administration fees	38
Other general & administrative	1
Total expenses	$1,560
Net expenses	$1,560
Net investment income	$559

Net realized gain (loss) and change in unrealized appreciation (depreciation)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$(150)
Net change in unrealized appreciation (depreciation):	$(150)
Net realized gain (loss) and change in unrealized appreciation (depreciation)	$(150)
Net increase (decrease) in net assets resulting from operations	$409

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

March 31, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the ING Revolving Credit Facility accrue interest at a rate per annum equal to the relevant rate plus an applicable margin of (a) with respect to any ABR Loan, (i) 0.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 0.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount; (b) with respect to any Term Benchmark Loan, (i) 1.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 1.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount, and (c) with respect to any RFR Loans, (i) 1.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 1.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount. In addition, the Company will pay a non-usage fee of 0.375% on the average daily unused amount of the revolving commitments under the ING Revolving Credit Facility. Capitalized terms are as defined in the Credit Agreement. As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the ING Revolving Credit Facility.

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

The Borrower may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the BNP ABL Credit Facility accrue interest at a rate per annum equal to the Base Rate plus an applicable margin of 2.00% during the Reinvestment Period and 2.50% following the Reinvestment Period. In addition, the Borrower will pay a non-usage fee that is determined based on the percentage of the Maximum Facility Amount that remains unused, as follows: any Unused Amount during the nine months following the Closing Date, the applicable non-usage fee is 0.50%; any Unused Amount following the nine-month anniversary of the Closing date, (i) if the Unused Amount is greater than or equal to 75% of the Maximum Facility Amount, the non-usage fee shall equal the Applicable Margin; (ii) if the Unused Amount is less than 75% but greater than or equal to 50% of the Maximum Facility Amount, the non-usage fee shall be 1.25%; (iii) if the Unused Amount is less than 50% but greater than or equal to 25% of the Maximum Facility Amount, the non-usage fee shall be 0.75%; and (iv) if the Unused Amount is less than 25% of the Maximum Facility Amount, the non-usage fee shall be 0.00%. As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the BNP ABL Credit Facility.

On March 27, 2026, Computershare Trust Company, N.A. (“Computershare”) was appointed to succeed State Street Bank and Trust Company (“State Street”) as collateral administrator and collateral agent in connection with the BNP Credit Agreement. Computershare assumed the role as collateral administrator and collateral agent, as well as custodian and securities intermediary, under and in connection with the BNP Credit Agreement pursuant to the Resignation, Appointment, Assignment and First Amendment to the Credit Agreement (the “First Amendment to the Credit Agreement”) by and among Computershare, the Borrower, BNP, the Company and State Street.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (continued)

March 31, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The Company’s outstanding debt obligations were as follows:

	As of March 31, 2026
	Aggregate Borrowing Capacity	Outstanding Principal		Less Unamortized Deferred Financing Costs	Carrying Value per Consolidated Statement of Assets and Liabilities
BNP ABL Credit Facility	$250,000	$137,840		$2,724	$135,116
ING Revolving Credit Facility	125,000	42,644	(1)	1,620	41,024
Total	$375,000	$180,484		$4,344	$176,140

(1)	Net of ($45) in unrealized depreciation related to foreign currency translations.

The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2026.

	As of December 31, 2025
	Aggregate Borrowing Capacity	Outstanding Principal		Less Unamortized Deferred Financing Costs	Carrying Value per Consolidated Statement of Assets and Liabilities
BNP ABL Credit Facility	$250,000	$113,200		$2,831	$110,369
ING Revolving Credit Facility	125,000	82,327	(1)	1,691	80,636
Total	$375,000	$195,527		$4,522	$191,005

(1)	Net of ($28) in unrealized depreciation related to foreign currency translations.

The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2025.

The components of interest expense were as follows for the three months ended March 31, 2026 and March 31, 2025:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Borrowing interest expense	$2,516	$846
Facility unused fee	224	40
Amortization of deferred financing costs	246	74
Total	$2,986	$960

The following table summarizes the average debt outstanding and the weighted average interest cost:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Weighted average interest rate(1)	5.75%	6.57%
Weighted average debt outstanding	$177,555	$52,183

(1)	Excludes facility unused fees and amortization of deferred financing costs.

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

March 31, 2026

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2026 and December 31, 2025, the Company had $112,160 and $76,752, respectively, of unfunded commitments to its portfolio companies with details disclosed in the Consolidated Schedules of Investments. As of March 31, 2026 and December 31, 2025, $38 million and $41 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to the SBLA II JV.

(7) SHAREHOLDERS’ CAPITAL

The following table summarizes the total Common Shares issued and proceeds received from the closings of the Company’s continuous private offerings that occurred for the three months ended March 31, 2026.

Date Received	Shares Issued	Proceeds Received
January 2, 2026	502,788	$12,625
February 2, 2026	760,191	19,058
March 2, 2026	1,149,666	28,592
	2,412,645	$60,275

For the three months ended March 31 2025, total proceeds from capital contributions/shares sold were as follows:

Date Received	Shares Issued	Proceeds Received
February 12, 2025	N/A(1)	$7,500
February 27, 2025	N/A(1)	14,300
March 28, 2025	N/A(1)	15,000
Total	-	$36,800

(1)	Prior to the Conversion Date, the Company did not issue shares.

As of March 31, 2026 and as of December 31, 2025, Lord Abbett and certain registered investment companies and other pooled vehicles advised by Lord Abbett collectively own approximately 74% and 100%, respectively, of the Company.

Distribution Reinvestment Plan

Shareholders, whose Common Shares are registered with State Street Bank and Trust Company (the “Agent”), will automatically be enrolled (the “Participants”) in the Company’s Dividend Reinvestment Plan (the “DRIP”). The Company will declare its income dividends or capital gains or other distributions (“Distributions”) payable in Common

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (continued)

March 31, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Shares, or, at the option of shareholders, in cash. Therefore, each Participant will have all Distributions, net of any applicable U.S. withholding taxes, on his or her Common Shares automatically reinvested (net of applicable withholding tax) in additional Common Shares, unless such Participant elects to receive such Distributions in cash by contacting the Agent. An election to receive cash may be revoked or reinstated at the election of the shareholders. On the payment date for a Distribution, the Agent shall receive newly issued Common Shares (“Additional Shares”), including fractions, from the Company for each Participant’s account. The number of Additional Shares to be credited shall be determined by dividing the dollar amount of the Distribution by the net asset value per Common Share on the payment date. The net asset value per Common Share on a particular date shall be the amount calculated on that date (or if not calculated on such date, the amount most recently calculated) by or on behalf of the Company in accordance with the Company’s current private placement memorandum. It is contemplated that the Company will pay dividends at least quarterly. If, for any reason beyond the control of the Agent, reinvestment of the Distributions cannot be completed within thirty (30) days after the applicable payment date for such Distribution, funds held by the Agent on behalf of a Participant will be distributed to that Participant.

The following table summarizes the Company’s distributions declared, paid and payable for the three months ended March 31, 2026:

Date Declared	Record Date	Payment Date	Per Share	Total Amount
January 23, 2026	January 31, 2026	February 25, 2026	$0.19	$1,060
February 24, 2026	February 28, 2026	March 26, 2026	0.19	1,203
March 23, 2026	March 31, 2026	April 29, 2026	0.19	1,423
Total				$3,686

The following table summarizes the Company’s distributions declared and paid for the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Per Share	Total Amount
March 28, 2025	March 28, 2025	March 28, 2025	N/A(1)	$984

(1)	Prior to the Conversion Date, the Company had no shares outstanding.

The following table summarizes the amounts received and Common Shares issued to shareholders who have participated in the DRIP for the three months ended March 31, 2025:

Payment Date	DRIP Shares Issued	Amount per share	DRIP Shares Value
February 25, 2026	189	$25.07	$5
March 26, 2026	1,588	24.87	39
	1,777		$44

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

On January 29, 2026, under the Company’s share repurchase program, the Company made a tender offer to purchase up to 241,710.20 Common Shares, which represents approximately 5% of the Company’s outstanding shares as of November 30, 2025. The tender offer was for cash at a price equal to the net asset value per share as of March 31, 2026. The offer expired at 11:59 P.M., Eastern Time, on February 27, 2026. No shares were validly tendered prior to the expiration of the offer.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (continued)

March 31, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(8) CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights for the three months ended March 31, 2026:

For the three months ended March 31, 2026
Per Share Data(1)
Net asset value, beginning of period	$25.11
Net investment income (loss)	0.54
Net realized and unrealized gain (loss)(2)	(0.35)
Net increase (decrease) in net assets resulting from operations	0.19
Distributions declared from net investment income(3)	(0.57)
Total increase (decrease) in net assets	(0.38)
Net asset value, end of period	24.73
Common Shares outstanding at end of period	7,488,051
Total return based on net asset value(4)	0.8%
Ratio/Supplemental Data:
Net assets at end of period	$185,171
Ratio of expenses before waiver and expense reimbursement to average net asset value(5)	11.8%
Ratio of net expenses to average net asset value(5)	11.2%
Ratio of net investment income to average net asset value(5)	8.8%
Asset coverage ratio	200.0%
Portfolio turnover	15%

(1)	Per share data has been derived based on the weighted average number of shares outstanding for the three months ended March 31, 2026.

(2)	Net unrealized and realized gain (loss) per share may not correlate to the aggregate of the net realized and unrealized gain (loss) in the Statement of Operations, primarily due to the timing of the issuance of the Company’s Common Shares.

(3)	The tax character of distributions is determined based on the total amount of taxable income for the full tax year and cannot be confirmed until after the close of the tax year. Accordingly, the tax character of the Company’s distributions as denoted herein may be re-characterized later based on taxable income for the full tax year.

(4)	Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company’s dividend reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any. Total returns for periods of less than 1 year are not annualized.

(5)	Annualized for the three months ended March 31, 2026.
41

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (continued)

March 31, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following are the financial highlights for the three months ended March 31, 2025:

For the three months ended March 31, 2025
Per Share Data(1)
Net asset value, end of period	25.06
Total return based on net asset value(2)	3.24%
Ratio/Supplemental Data:
Net assets at end of period	$57,144
Ratio of expenses before waiver and expense reimbursement to average net asset value(3)	18.23%
Ratio of net expenses to average net asset value(3)	12.66%
Ratio of net investment income to average net asset value(3)	14.15%
Portfolio turnover	1.28%

(1)	Prior to March 31, 2025, the Company was not unitized, and therefore no per share roll forward is disclosed.

(2)	Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company’s distribution reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any. Total returns for periods of less than 1 year are not annualized.

(3)	Annualized for the three months ended March 31, 2025. Organizational costs and expense reimbursement are not annualized.

(9) SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the Consolidated Financial Statements were issued. There have been no subsequent events that require recognition or disclosure through the date the Consolidated Financial Statements were issued, except as disclosed below.

Distributions

On April 20, 2026, the Company declared a distribution of approximately $0.19 per share to shareholders of record as of April 30, 2026 to be paid on or about May 29, 2026.

Subscriptions

On April 1, 2026, the Company issued and sold approximately 377,517 Common Shares for an aggregate offering price of approximately $9.3 million, reflecting a purchase price of $24.73 per Common Share.

The Company received approximately $9.4 million of net proceeds relating to the issuance of Common Shares for subscriptions effective May 1, 2026.

Share Repurchases

On April 30, 2026, under the Company’s share repurchase program, the Company made a tender offer to purchase up to 316,839.86 Common Shares, which represents approximately 5% of the Company’s outstanding shares as of February 28, 2026. The tender offer is for cash at a price equal to the net asset value per share as of June 30, 2026. The offer will expire at 11:59 P.M., Eastern Time, on May 29, 2026.

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

OVERVIEW

We were formed on September 26, 2024 as a Delaware limited partnership named Lord Abbett Private Credit Fund A, LP. On March 31, 2025, we converted to a Delaware statutory trust and were renamed Lord Abbett Private Credit Fund S. We are a non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We are externally managed by the Adviser, which manages our day-to-day operations and provides us with investment advisory services pursuant to the terms of the Advisory Agreement. The Adviser is registered as an investment adviser with the SEC. We elected to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code.

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

Expenses

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. The Administrator or its affiliates will bear all fees, costs, and expenses incurred that are not assumed by the Company. We will bear the following costs and expenses of our operations, administration and transactions, including, but not limited to (1) investment advisory fees, including the Base Management Fee and Incentive Fee, to the Adviser, pursuant to the Advisory Agreement; (2) Administration fee (“Administration Fee”) to the Administrator, pursuant to the Administration Agreement; and (3) other expenses of the Company’s operations and transactions listed in “Item 1. Business – Expenses” in our Form 10-K filing.

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

The following table presents a cumulative summary of the expense payments and reimbursement payments since the Company’s commencement of operations:

For the Quarter Ended	Required Expense Payments by Adviser	Required Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
December 31, 2024	$95	$(39)	$56	December 31, 2027
March 31, 2025	413	-	413	March 31, 2028
June 30, 2025	316	-	316	June 30, 2028
September 30, 2025	310	-	310	September 30, 2028
December 31, 2025	639	-	639	December 31, 2028
March 31, 2026	203	-	203	March 31, 2029
Total	$1,976	$(39)	$1,937

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio is presented below:

	As of March 31, 2026			As of December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Secured Debt	$352,727	$352,137	92%	$290,356	$291,011	91%
Second Lien Secured Debt	8,702	7,661	2	8,695	8,730	3
Equity	110	110	- (a)	110	110	- (a)
Investments in Joint Venture	21,731	21,608	6	18,756	18,764	6
Total Investments at Fair value	$383,270	$381,516	100%	$317,917	$318,615	100%

(a)	Amount is less than 1%

Our debt portfolio displayed the following characteristics of each of our investments:

	March 31, 2026	December 31, 2025
Number of portfolio companies(1)	47	40
Percentage of performing debt bearing a floating rate	100%	100%
Percentage of performing debt bearing a fixed rate	0%	0%
Percentage of our total portfolio on non-accrual	0%	0%

(1)	Does not include trades open as of March 31, 2026 but not yet settled.

The following table presents information concerning portfolio companies to which the Company has made loans:

Portfolio Company Metrics(1):
Median 12-month EBITDA:	$81 million
Weighted average net leverage:	4.7x(2)(3)
Weighted average loan to value:	42%(2)(4)
Weighted average interest coverage:	2.4x(2)(5)
Weighted average yield on debt investments, at cost:	9.2%(6)

(1)	Amounts were derived from the most recently available financial statements provided by portfolio companies which have not been independently verified by us and may reflect a normalized or adjusted amount. Such amounts have not been independently estimated by us, and accordingly, we take no responsibility for such numbers and make no representation or warranty in respect of this information.

(2)	Weighted average metrics are calculated as a percentage of funded par value of debt investments.

(3)	Net leverage is the ratio of total senior debt minus cash divided by EBITDA and taking into account leverage through the tranche to which the Company is a lender.

(4)	Calculated using total senior debt minus cash divided by total enterprise value estimated by the private equity sponsor or market comparables and taking into account leverage through the tranche to which the Company is a lender.

(5)	Interest coverage for a particular portfolio company is calculated by taking EBITDA and dividing by annualized latest reported interest expense.

(6)	Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, plus the annual unused fees, as applicable on debt securities divided by (b) total debt investments at par value included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
45

Investment Activity

Our investment activity is presented below:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Investment Activity
Investments, beginning of period	$318,615	$43,714
New investments purchased	118,856	64,641
Payment-in-kind interest income capitalized	128	-
Investments sold or repaid	(54,196)	(1,174)
Net accretion of discount on investments	479	47
Net realized gain (loss) on investments	87	-
Net change in unrealized appreciation (depreciation)	(2,453)	80
Investments, end of period	$381,516	$107,308

Portfolio Companies
Portfolio Companies Beginning Period	40	5
Number of new investment commitments in portfolio companies(1)	9	7
Number of investment commitments exited or fully repaid	2	0
Number of Portfolio Companies at period end(1)	47	12
Count of investments(1)	48	12
Count of industries	26	9

(1)	Does not include trades open as of March 31, 2026 but not yet settled.

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Total investment income	$7,966	$1,985
Less: Net expenses	4,466	937
Net investment income before taxes	3,500	1,048
Net investment income after taxes	3,500	1,048
Net change in unrealized appreciation (depreciation)	(2,469)	80
Net realized gain (loss)	87	-
Net increase (decrease) in net assets resulting from operations	$1,118	$1,128

Investment Income

For the three months ended March 31, 2026, total investment income increased to $7.9 million from $1.9 million for the same period in the prior year, primarily driven by deployment of capital, interest income from our investments, and change in invested balance. The size of our investment portfolio at fair value increased to $381.5 million at March 31, 2026 from $107.3 million at March 31, 2025. We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments, and changes in interest rates. The composition of our investment income for the three months ended March 31, 2026 and for the three months ended March 31, 2025 was as follows (dollars in thousands):

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Investment income
Non-controlled/non-affiliated investments:
Interest income	$7,201	$1,907
Payment-in-kind interest income	125	-
Fee income	151	78
Controlled/affiliated investments:
Dividend income	489	-
Total investment income	$7,966	$1,985
46

Expenses:

Expenses were as follows:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Expenses:
Interest expense	$2,986	$960
Income incentive fees	537	-
Management fees	404	-
Distribution and shareholder servicing fees	343	-
Professional fees	314	141
Administration fees	101	-
Other general & administrative	69	69
Organizational costs	-	180
Capital gains incentive fees	(85)	-
Total expenses	$4,669	$1,350
Expense reimbursement	(203)	(413)
Net expenses	$4,466	$937

Total expenses before expense support for the three months ended March 31, 2026, consisted primarily of interest and debt financing expenses incurred in connection with our borrowings, accounting and reporting fees, and legal. We anticipate expenses to continue to grow consistent with capital deployment and borrowings over time.

Interest and Other Financing Expenses

Interest expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs for the three months ended March 31, 2026 and for the three months ended March 31, 2025, were $2,986 and $960, respectively. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months ended March 31, 2026 and for the three months ended March 31, 2025, was 5.75% and 6.57%, respectively. For the three months ended March 31, 2026, interest and other debt expenses increased, primarily driven by the increase in the size of our portfolio and corresponding increase in our debt facility usage.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

Net realized gain (loss) and unrealized gain (loss) on investments were as follows:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$86	$-
Foreign currency transactions	1	-
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(2,338)	80
Controlled/Affiliated investments	(131)	-
Net realized and unrealized gain (loss)	$(2,469)	$80

For the three months ended March 31, 2026 and for the three months ended March 31, 2025, net change in unrealized appreciation on our investments was $(2,469) and $80, respectively, which was primarily the result of the changes in spreads in the primary and secondary markets.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash from the net proceeds of offerings of Common Shares, net borrowings from our credit facilities and unsecured debt, and cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of any closing of our continuous private offering of Common Shares.

Our primary use of cash is investments in portfolio companies, payments of our expenses, funding repurchases under our share repurchase program and payment of cash distributions to our shareholders. Details of our credit facilities are described in “Item 1: Consolidated Financial Statements --Notes to Consolidated Financial Statements --Note 5. Debt.” The average debt-to-equity leverage ratio during the period 12/31/2025 - 03/31/2026 was approximately 1.10x. We may also, from time to time, enter into new credit facilities, increase the size of existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

Unregistered Sales of Equity Securities

The following table summarizes the total Common Shares issued and proceeds received from the closings of the Company’s continuous private offerings that occurred for the three months ended March 31, 2026.

Date Received	Shares Issued	Proceeds Received
January 2, 2026	502,788	$12,625
February 2, 2026	760,191	19,058
March 2, 2026	1,149,666	28,592
	2,412,645	$60,275

For the three months ended March 31 2025, total proceeds from capital contributions/shares sold were as follows:

Date Received	Shares Issued	Proceeds Received
February 12, 2025	N/A(1)	$7,500
February 27, 2025	N/A(1)	14,300
March 28, 2025	N/A(1)	15,000
Total	-	$36,800

(1)	Prior to the Conversion Date, the Company did not issue shares.

The following table summarizes the Company’s distributions declared, paid and payable for the three months ended March 31, 2026:

Date Declared	Record Date	Payment Date	Per Share	Total Amount

January 23, 2026	January 31, 2026	February 25, 2026	$0.19	$1,060
February 24, 2026	February 28, 2026	March 26, 2026	0.19	1,203
March 23, 2026	March 31, 2026	April 29, 2026	0.19	1,423
Total				$3,686

The following table summarizes the Company’s distributions declared and paid for the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Per Share	Total Amount

March 28, 2025	March 28, 2025	March 28, 2025	N/A(1)	$984

(1)	Prior to the Conversion Date, the Company had no shares outstanding.

Dividend Reinvestment Plan

Shareholders, whose Common Shares are registered with State Street Bank and Trust Company (the “Agent”), will automatically be enrolled (the “Participants”) in the Company’s Dividend Reinvestment Plan (the “DRIP”). The Company will declare its income dividends or capital gains or other distributions (“Distributions”) payable in Common Shares, or, at the option of shareholders, in cash. Therefore, each Participant will have all Distributions, net of any applicable U.S. withholding taxes, on his or her Common Shares automatically reinvested (net of applicable withholding tax) in additional Common Shares, unless such Participant elects to receive such Distributions in cash by contacting the Agent. An election to receive cash may be revoked or reinstated at the election of the shareholders. On the payment date for a Distribution, the Agent shall receive newly issued Common Shares (“Additional Shares”), including fractions, from the Company for each Participant’s account. The number of Additional Shares to be credited shall be determined by dividing the dollar amount of the Distribution by the net asset value per Common Share on the payment date. The net asset value per Common Share on a particular date shall be the amount calculated on that date (or if not calculated on such date, the amount most recently calculated) by or on behalf of the Company in accordance with the Company’s current private placement memorandum. It is contemplated that the Company will pay dividends at least quarterly. If, for any reason beyond the control of the Agent, reinvestment of the Distributions cannot be completed within thirty (30) days after the applicable payment date for such Distribution, funds held by the Agent on behalf of a Participant will be distributed to that Participant.

The following table summarizes the amounts received and Common Shares issued to shareholders who have participated in the DRIP for the three months ended March 31, 2025:

Payment Date	DRIP Shares Issued	Amount per share	DRIP Shares Value
February 25, 2026	189	$25.07	$5
March 26, 2026	1,588	24.87	39
	1,777		$44

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

On January 29, 2026, under the Company’s share repurchase program, the Company made a tender offer to purchase up to 241,710.20 Common Shares, which represents approximately 5% of the Company’s outstanding shares as of November 30, 2025. The tender offer was for cash at a price equal to the net asset value per share as of March 31, 2026. The offer expired at 11:59 P.M., Eastern Time, on February 27, 2026. No shares were validly tendered prior to the expiration of the offer.

Debt

The Company’s outstanding debt obligations were as follows:

	As of March 31, 2026
	Aggregate Principal Committed	Outstanding Principal		Less Unamortized Deferred Financing Cost	Carrying Value per Consolidated Statement of Assets and Liabilities
BNP ABL Credit Facility	$250,000	$137,840		$2,724	$135,116
ING Revolving Credit Facility	125,000	42,644	(1)	1,620	41,024
Total	$375,000	$180,484		$4,344	$176,140

(1) Net of ($45) in unrealized depreciation related to foreign currency translations

	As of December 31, 2025
	Aggregate Principal Committed	Outstanding Principal		Less Unamortized Deferred Financing Cost	Carrying Value per Consolidated Statement of Assets and Liabilities
BNP ABL Credit Facility	$250,000	$113,200		$2,831	$110,369
ING Revolving Credit Facility	125,000	82,327	(1)	1,691	80,636
Total	$375,000	$195,527		$4,522	$191,005

(1) Net of ($28) in unrealized depreciation related to foreign currency translations

RECENT DEVELOPMENTS

Refer to Note 9 – Subsequent Events to our Consolidated Financial Statements included in this Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion of our expected operating plans is based upon our expected financial statements, which will be prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements will require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we will describe our critical accounting policies in the notes to our future financial statements.

The Company is required to report its investments for which current market values are not readily available at fair value. The Company values its investments in accordance with Rule 2a-5 under the 1940 Act and ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. See “Item 1. Business – Determination of Net Asset Value” in our Form 10-K for more information on how we value our investments.

RELATED PARTY TRANSACTIONS

See Note 3 to the Consolidated Financial Statements for information on the Company’s related party transactions.

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

As of March 31, 2026, approximately 100.0% of our debt investments were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2026, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of March 31, 2026):

	Interest Income	Interest Expense	Net Income
Up 100 basis points	$3,622	$1,806	$1,816
Up 50 basis points	1,811	903	908
Down 50 basis points	(1,811)	(903)	(908)
Down 100 basis points	(3,622)	(1,806)	(1,816)
Down 200 basis points	(7,244)	(3,612)	(3,632)

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive

Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed under Item 1A of our Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks disclosed in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 7 - Shareholders’ Capital” in this Report for the issuance of Common Shares for the three months ended March 31, 2026. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits and Financial Statement Schedules

(a) Exhibits

The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1***	Certificate of Trust
3.2*	Amended and Restated Declaration of Trust
3.3*	Bylaws
53

10.1**	Resignation, Appointment, Assignment and First Amendment to Credit Agreement, dated March 26, 2026, by and among Lord Abbett PCF Financing S LLC, as borrower, BNP Paribas, as administrative agent, the Company, as equityholder and collateral manager, Computershare Trust Company, N.A., as successor collateral administrator and successor collateral agent, and State Street Bank and Trust Company, as resigning collateral administrator and resigning collateral agent.
31.1***	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2***	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1****	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2****	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH***	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104***	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56724) filed on April 1, 2025.
**	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2026.
***	Filed herewith
****	Furnished herewith
54

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lord Abbett Private Credit Fund S

Date: May 14, 2026	/s/ Stephan Kuppenheimer
Stephan Kuppenheimer
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	/s/ Salvatore Dona
Salvatore Dona
Chief Financial Officer and Treasurer
(Principal Financial Officer)
55