Form 10-Q
period 2026-06-30
Lord Abbett Private Credit Fund S
filed 2026-08-13
CIK 2041841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026, the registrant had 8,394,600 shares of common stock, $0.01 par value per share, outstanding.

Lord Abbett Private Credit Fund S

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2026

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

2

Lord Abbett Private Credit Fund S

Consolidated Statements of Assets and Liabilities (Unaudited)

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

	June 30, 2026	December 31, 2025
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost $405,570 and $299,161, respectively)	$403,989	$299,851
Controlled/affiliated investments (cost $25,908 and $18,756, respectively)	25,779	18,764
Total investments at fair value (cost of $431,478 and $317,917, respectively)	429,768	318,615
Cash and cash equivalents	34,964	19,201
Foreign currencies (cost $81 and $46, respectively)	79	46
Interest receivable from non-controlled/non-affiliated investments	3,215	1,208
Dividend receivable from controlled/affiliated investments	681	489
Due from adviser	58	—
Receivable for investments sold	110	16
Other assets	—	2
Total assets	$468,875	$339,577

LIABILITIES
Debt (net of deferred financing costs of $4,299 and $4,522, respectively) (Note 5)	$255,460	$191,005
Payables for investment purchased	19	3,032
Subscriptions received in advance (Note 9)	6,003	12,625
Interest payable	2,818	2,065
Distribution payable	1,544	964
Income incentive fees payable (Note 3)	680	429
Professional fees payable	729	395
Due to adviser	301	1,161
Management fees payable (Note 3)	167	106
Distribution and shareholder servicing fees payable (Note 3)	142	90
Administration fees payable (Note 3)	42	27
Capital gains incentive fees payable (Note 3)	—	85
Accrued expenses and other liabilities	238	173
Total liabilities	$268,143	$212,157
Total net assets	$200,732	$127,420
Commitments and contingencies (Note 6)
NET ASSETS
Common shares, $0.01 par value (8,123,879 and 5,073,629 shares issued and outstanding, respectively, unlimited number of authorized shares)	$81	$51
Paid in capital in excess of par value	202,931	126,935
Total distributable earnings (accumulated loss)	(2,280)	434
Total net assets	$200,732	$127,420
Total liabilities and net assets	$468,875	$339,577
Net asset value per share	$24.71	$25.11

The accompanying notes are an integral part of these Consolidated Financial Statements.

  Lord Abbett Private Credit Fund S

Consolidated Statements of Operations (Unaudited)

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Investment income
Non-controlled/non-affiliated investments:
Interest income	$8,658	$4,047	$15,859	$5,954
Payment-in-kind interest income	127	—	252	—
Fee income	370	160	521	238
Controlled/affiliated investments:
Dividend income	680	137	1,169	137
Total investment income	$9,835	$4,344	$17,801	$6,329

Expenses
Interest expense	$3,556	$1,956	$6,542	$2,916
Income incentive fees (Note 3)	680	283	1,217	283
Management fees (Note 3)	492	184	896	184
Distribution and shareholder servicing fees (Note 3)	419	116	762	116
Professional fees	326	249	640	390
Administration fees (Note 3)	123	46	224	46
Other general & administrative	94	14	163	83
Organizational costs	—	—	—	180
Capital gains incentive fees (Note 3)	—	35	(85)	35
Total expenses	$5,690	$2,883	$10,359	$4,233
Expense reimbursement (Note 3)	$(195)	$(316)	$(398)	$(729)
Management fees waived (Note 3)	—	(48)	—	(48)
Net expenses	$5,495	$2,519	$9,961	$3,456
Net investment income (loss)	$4,340	$1,825	$7,840	$2,873

Net realized gain (loss) and change in unrealized appreciation (depreciation)
Net realized gain (loss):
Non-controlled/non-affiliated investments	$—	$—	$85	$—
Foreign currency transactions	—	—	2	—
Net realized gain (loss)	$—	$—	$87	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$72	$281	$(2,266)	$361
Controlled/Affiliated investments	(6)	—	(137)	—
Net change in unrealized appreciation (depreciation)	$66	$281	$(2,403)	$361
Net realized gain (loss) and change in unrealized appreciation (depreciation)	$66	$281	$(2,316)	$361
Net increase (decrease) in net assets resulting from operations	$4,406	$2,106	$5,524	$3,234

The accompanying notes are an integral part of these Consolidated Financial Statements.

  Lord Abbett Private Credit Fund S

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$4,340	$1,825	$7,840	$2,873
Net realized gain (loss)	—	—	87	—
Net change in unrealized appreciation (depreciation)	66	281	(2,403)	361
Net increase (decrease) in net assets resulting from operations	$4,406	$2,106	$5,524	$3,234

Distributions to common shareholders:
Distributions from net investment income	$(4,555)	$(1,849)	$(8,241)	$(2,833)
Net decrease in net assets resulting from distributions	$(4,555)	$(1,849)	$(8,241)	$(2,833)

Capital share transactions:
Proceeds from capital contributions/shares sold	$15,251	$45,000	$75,526	$81,800
Distributions reinvested	459	—	503	—
Net increase (decrease) from capital share transactions	15,710	45,000	76,029	81,800
Total increase (decrease) in net assets	15,561	45,257	73,312	82,201
Net assets, beginning of period	$185,171	$57,144	$127,420	$20,200
Net assets, end of period	$200,732	$102,401	$200,732	$102,401

The accompanying notes are an integral part of these Consolidated Financial Statements.

  Lord Abbett Private Credit Fund S

Consolidated Statements of Cash Flows (Unaudited)

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operation	$5,524	$3,234
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	(87)	—
Net change in unrealized (appreciation) depreciation	2,403	(361)
Purchases of investments	(212,156)	(186,840)
Payment-in-kind interest income capitalized	(252)	—
Proceeds from sales and principal repayments	99,727	4,128
Net amortization (accretion) on investments	(795)	(160)
Amortization of deferred financing costs	511	232
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(2,007)	(1,284)
Dividend receivable from controlled/affiliated investments	(192)	(137)
Due from adviser	(58)	(98)
Receivable for investments sold	(94)	(88)
Other assets	2	—
Payables for investment purchased	(3,013)	—
Interest payable	753	603
Income incentive fees payable	251	283
Professional fees payable	334	135
Due to adviser	(860)	—
Management fees payable	61	68
Distribution and shareholder servicing fees payable	52	58
Administration fees payable	15	34
Capital gains incentive fees payable	(85)	35
Accrued expenses and other liabilities	65	235
Net cash provided by (used in) operating activities	$(109,901)	$(179,923)

Cash flows from financing activities:
Borrowings of debt	247,900	265,339
Repayments of debt	(183,660)	(164,500)
Subscriptions received in advance	6,003	—
Proceeds from capital contributions/shares sold	62,901	81,800
Income distributions to common shareholders, net of distributions payable and reinvested	(7,158)	(1,135)
Deferred financing costs paid	(289)	(1,952)
Net cash provided by (used in) financing activities	$125,697	$179,552

Net increase (decrease) in cash, cash equivalents and foreign currencies	15,796	(371)
Cash, cash equivalents and foreign currencies at beginning of period	19,247	3,855
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$35,043	$3,484

Supplemental cash flow information
Interest paid during the period	$5,284	$2,081
Payment-in-kind interest income	$252	$—
Reinvestment of distributions during the period	$503	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Investments-non-controlled/non-affiliated
First Lien Secured Debt (4) (5)

Aerospace & Defense
AA+D Midco, Inc. (Term Loan)	3M S + 4.75%	8.48%	11/29/2030	$22,905	$22,690	$22,906	11.41%
AA+D Midco, Inc. (Revolver)(6)	3M S + 4.75%	N/A	11/29/2030	—	(20)	—	—
Accel International Holdings, Inc. (Term Loan)	1M S + 4.25%	7.89%	4/26/2032	568	565	568	0.28
Accel International Holdings, Inc. (Revolver)(6)	1M S + 4.25%	7.89%	4/26/2032	432	423	432	0.22
Advanced Integration Technology LP (Term Loan)	3M S + 5.75%	9.42%	3/28/2033	19,526	19,333	19,332	9.63
Electro Methods (Term Loan)	3M S + 4.50%	8.14%	2/23/2032	10,671	10,536	10,658	5.31
Electro Methods (Revolver)(6)	3M S + 4.50%	N/A	2/23/2032	—	(31)	(3)	—
International Aerospace Coatings Holdings LP (Term Loan)(7)	3M S + 5.25%	8.98%	5/1/2033	10,314	10,155	10,155	5.06
International Aerospace Coatings Holdings LP (Delayed Draw)(6)(7)	3M S + 5.25%	8.98%	5/1/2033	459	447	447	0.22
					64,098	64,495	32.13
Air Freight & Logistics
Auctane, Inc. (6th Amendment Incremental Term Loan 2026)	3M S + 5.75%	9.42%	6/1/2033	7,218	7,110	7,110	3.54
eShipping, LLC (Term Loan)	3M S + 4.50%	8.23%	12/23/2032	5,257	5,233	5,231	2.61
eShipping, LLC (Delayed Draw)(6)	3M S + 4.50%	N/A	12/23/2032	—	(5)	(10)	—
eShipping, LLC (Revolver)(6)	3M S + 4.50%	N/A	12/23/2032	—	(5)	(5)	—
ICAT Intermediate Holdings, LLC (Term Loan)	1M S + 6.25%	9.89%	3/1/2029	4,110	4,060	4,048	2.02
ICAT Intermediate Holdings, LLC (Delayed Draw)(6)	1M S + 6.25%	9.89%	3/1/2029	1,136	1,117	1,105	0.55
ICAT Intermediate Holdings LLC (Delayed Draw 2026)(6)	1M S + 6.25%	N/A	3/1/2029	—	(15)	(15)	(0.01)
ICAT Intermediate Holdings, LLC (Revolver)(6)	1M S + 6.25%	N/A	3/1/2029	—	(4)	(5)	—
RJW Logistics Group, Inc. (Term Loan)	3M S + 5.00%	8.73%	11/26/2031	27,715	27,489	27,369	13.63
RJW Logistics Group, Inc. (Delayed Draw)(6)	3M S + 5.00%	8.67%	11/26/2031	1,750	1,739	1,725	0.86
					46,719	46,553	23.20
Building Materials
CP Atlas Buyer, Inc. (Term Loan)(11)	1M S + 5.25%	8.89%	7/8/2030	3,573	3,455	3,151	1.57
					3,455	3,151	1.57
Commercial Services & Supplies
Ambient Enterprises Holdco, LLC (2024 Term Loan)	3M S + 5.50%	9.23%	6/28/2030	6,909	6,853	6,789	3.38
Ambient Enterprises Holdco, LLC (2025 2nd Amendment Term Loan)	3M S + 5.50%	9.23%	6/28/2030	381	375	374	0.19
Ambient Enterprises Holdco, LLC (2025 3rd Amendment Term Loan)	3M S + 5.50%	9.23%	6/28/2030	309	304	304	0.15
Ambient Enterprises Holdco, LLC (2024 Delayed Draw Term Loan)	3M S + 5.50%	9.23%	6/28/2030	422	419	415	0.21
Ambient Enterprises Holdco, LLC (2025 Delayed Draw Term Loan B)	3M S + 5.50%	9.23%	6/28/2030	652	647	640	0.32
Ambient Enterprises Holdco, LLC (2025 Delayed Draw Term Loan C)(6)	3M S + 5.50%	9.23%	6/28/2030	249	245	240	0.12
Ambient Enterprises Holdco LLC, (Delayed Draw 2026)(6)	3M S + 5.50%	N/A	6/28/2030	—	(4)	(5)	—
Cards Live Oak Holdings, Inc. (Term Loan)	3M S + 4.75%	8.48%	10/21/2032	4,005	3,987	3,980	1.98
Cards Live Oak Holdings, Inc. (Delayed Draw)(6)	3M S + 4.75%	8.48%	10/21/2032	1,046	1,038	1,036	0.52
Cards Live Oak Holdings, Inc. (Revolver)(6)	3M S + 3.75%	8.48%	10/21/2032	454	450	449	0.22
JFL Atomic Acquisitionco, Inc. (Term Loan)	3M S + 4.75%	8.39%	2/20/2031	17,267	17,052	17,030	8.48
JFL Atomic Acquisitionco, Inc. (Delayed Draw)(6)	3M S + 4.75%	8.39%	2/20/2031	3,903	3,832	3,799	1.89
JFL Atomic Acquisitionco, Inc. (Revolver)(6)	3M S + 4.75%	8.39%	2/20/2031	546	520	514	0.26
Meridian Waste Acquisitions, LLC (Term Loan)	3M S + 3.88%	7.68%	8/30/2029	3,474	3,460	3,474	1.73
Meridian Waste Acquisitions, LLC (Delayed Draw Term Loan)(6)	3M S + 3.88%	N/A	8/30/2029	—	—	—	—
Meridian Waste Acquisitions, LLC (Delayed Draw 2026)(6)	3M S + 3.88%	7.69%	8/30/2029	42	42	42	0.02
Meridian Waste Acquisitions, LLC (Revolver)(6)	3M S + 3.88%	7.21%	8/30/2029	403	399	403	0.20
Pearl Acquisition Buyer, Inc. (Term Loan)	3M S + 4.50%	8.23%	12/31/2032	4,695	4,673	4,672	2.33
Pearl Acquisition Buyer, Inc. (Delayed Draw Term Loan)(6)	3M S + 4.50%	N/A	12/31/2032	—	(3)	(7)	—
Pearl Acquisition Buyer, Inc. (Revolver)(6)	3M S + 4.50%	8.23%	12/31/2032	154	151	151	0.08
					44,440	44,300	22.08
Construction and Engineering
Accelevation LLC (Term Loan)	1M S + 5.25%	8.90%	1/2/2031	2,579	2,540	2,540	1.27
NDT Global Holding, Inc. (Delayed Draw Term Loan)(6)(7)	1M S + 4.50%	N/A	6/4/2032	—	(61)	(95)	(0.05)
					2,479	2,445	1.22
Containers & Packaging
Schoeneck Containers, LLC (Revolver)(6)	1M S + 4.10%	7.86%	5/7/2028	489	483	489	0.24
					483	489	0.24
Electrical Equipment
AMP Purchaser, LLC (Term Loan)	3M S + 4.50%	8.23%	4/1/2033	8,226	8,186	8,185	4.08
AMP Purchaser, LLC (Revolver)(6)	3M S + 4.50%	N/A	4/1/2033	—	(5)	(5)	—
Centaur Holdings III, LLC (Term Loan)	3M S + 4.50%	8.23%	9/5/2031	5,065	5,019	5,066	2.52
Centaur Holdings III, LLC (Delayed Draw)(6)	3M S + 4.50%	8.23%	9/5/2031	312	308	312	0.16
Centaur Holdings III, LLC (Revolver)(6)	3M S + 4.50%	8.23%	9/5/2031	188	182	188	0.09
Maverick Power, LLC (Term Loan)	3M S + 5.00%	8.66%	5/4/2031	3,063	3,020	3,032	1.51
					16,710	16,778	8.36

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S

Consolidated Schedule of Investments (Unaudited) (continued)

June 30, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Financial Services
Empower Payments Investor, LLC (Term Loan)	1M S + 4.50%	8.14%	3/12/2031	$4,776	$4,740	$4,752	2.37%
Empower Payments Investor, LLC (Delayed Draw Term Loan)(6)	1M S + 4.50%	N/A	3/12/2031	—	(29)	(30)	(0.01)
Forge Borrower, LLC (Delayed Draw Term Loan)(6)	3M S + 4.50%	N/A	1/31/2033	—	(12)	(25)	(0.01)
Forge Borrower, LLC (Revolver)(6)	3M S + 4.50%	N/A	1/31/2033	—	(5)	(5)	—
MAI Capital Management Intermediate LLC (Delayed Draw 2026)(6)	3M S + 4.75%	N/A	8/29/2031	—	(20)	(20)	(0.01)
MAI Capital Management Intermediate LLC (Revolver)(6)	3M S + 4.75%	N/A	8/29/2031	—	(1)	(7)	—
					4,673	4,665	2.34
Food Products
Frozen Garlic Bread Holdings, Inc. (Term Loan)(7)	3M S + 4.75%	8.48%	2/6/2032	12,842	12,781	12,777	6.37
Frozen Garlic Bread Holdings, Inc. (Delayed Draw Term Loan)(6)(7)	3M S + 4.75%	N/A	2/6/2032	—	(12)	(12)	(0.01)
Frozen Garlic Bread Holdings, Inc. (Revolver)(6)(7)	3M S + 4.75%	8.48%	2/6/2032	99	91	91	0.05
					12,860	12,856	6.41
Health Care Equipment & Supplies
MGS MFG. Group, Inc. (Term Loan)	1M S + 4.50%	8.24%	12/31/2028	6,745	6,700	6,694	3.33
MGS MFG. Group, Inc. (Delayed Draw)	1M S + 4.50%	8.24%	12/31/2028	5,647	5,639	5,605	2.79
MGS MFG. Group, Inc. (2026 1st Amendment Delayed Draw Term Loan)(6)	1M S + 4.50%	8.24%	12/31/2028	680	664	662	0.33
MGS MFG. Group, Inc. (Revolver)(6)	1M P + 3.50%	10.25%	12/31/2028	2,206	2,194	2,173	1.08
					15,197	15,134	7.53
Health Care Providers & Services
Continental Buyer, Inc. (2025 2 Incremental Term Loan)	1M S + 4.75%	8.39%	4/2/2031	2,027	2,018	2,022	1.01
Continental Buyer, Inc. (2025 2 Incremental Delayed Draw Term Loan)(6)	1M S + 4.75%	8.39%	4/2/2031	116	115	115	0.06
Continental Buyer, Inc. (2025 Incremental Delayed Draw Term Loan)	1M S + 4.75%	8.39%	4/2/2031	12,641	12,592	12,608	6.28
Continental Buyer, Inc. (Revolver)(6)	1M S + 4.75%	N/A	4/2/2031	—	(19)	(12)	(0.01)
Falcon Parent Holdings, Inc. (Term Loan)	3M S + 5.50% (Incl. 2.75% PIK)	9.15%	11/6/2031	18,294	18,118	17,974	8.95
Falcon Parent Holdings, Inc. (Delayed Draw Term Loan A)(6)	3M S + 5.50% (Incl. 2.75% PIK)	N/A	11/6/2031	—	(28)	(21)	(0.01)
Falcon Parent Holdings, Inc. (Revolver)(6)	3M S + 5.00%	8.66%	11/6/2031	499	478	467	0.23
Genova Diagnostics, Inc. (Term Loan)	1M S + 6.75%	10.39%	12/23/2030	8,346	8,136	8,096	4.03
Genova Diagnostics, Inc. (Delayed Draw)	1M S + 6.75%	10.39%	12/23/2030	898	875	871	0.43
Genova Diagnostics, Inc. (Revolver)(6)	1M S + 6.75%	N/A	12/23/2030	—	(16)	(19)	(0.01)
SCHP Purchaser, Inc. (Incremental Term Loan A 2026)	3M S + 5.00%	8.66%	6/30/2032	4,474	4,429	4,429	2.21
SMG Operating Co, LLC (Term Loan)	1M S + 5.00%	8.62%	12/5/2030	5,287	5,215	5,188	2.58
SMG Operating Co, LLC (Delayed Draw)(6)	1M S + 5.00%	N/A	12/5/2030	—	(6)	(17)	(0.01)
SMG Operating Co, LLC (Revolver)(6)	1M S + 5.00%	N/A	12/5/2030	—	(8)	(11)	(0.01)
					51,899	51,690	25.73
Hotels, Restaurants & Leisure
Excursions Buyer, LLC (Term Loan)	3M S + 5.50%	9.16%	11/21/2031	2,607	2,583	2,581	1.29
					2,583	2,581	1.29
Industrial Conglomerates
Dwyer Instruments, Inc. (4th Incremental Term Loan A)	3M S + 4.75%	8.48%	7/20/2029	6,686	6,686	6,686	3.33
Dwyer Instruments, Inc. (Revolver)(6)	3M S + 4.75%	8.49%	7/20/2029	1,085	1,085	1,085	0.54
					7,771	7,771	3.87
Insurance
World Insurance Associates, LLC (Delayed Draw)(6)	3M S + 5.00%	8.73%	4/3/2030	3,408	3,393	3,371	1.68
World Insurance Associates, LLC (Revolver)(6)	3M S + 5.00%	N/A	4/3/2030	—	(1)	(2)	—
					3,392	3,369	1.68
IT Services
Association Resource Group, LLC (Term Loan)	3M S + 4.75%	8.40%	2/2/2033	8,291	8,212	8,208	4.09
Association Resource Group, LLC (Delayed Draw Term Loan)(6)	3M S + 4.75%	N/A	2/2/2033	—	(32)	(67)	(0.03)
Association Resource Group, LLC (Revolver)(6)	3M S + 4.75%	N/A	2/2/2033	—	(18)	(19)	(0.01)
Bridgepointe Technologies, LLC (Term Loan)	3M S + 4.75%	8.48%	4/18/2033	12,273	12,153	12,154	6.05
Bridgepointe Technologies, LLC (Delayed Draw)(6)	3M S + 4.75%	8.48%	4/18/2033	769	742	742	0.37
Bridgepointe Technologies, LLC (Revolver)(6)	3M S + 4.75%	N/A	4/18/2033	—	(16)	(16)	(0.01)
Uptime Institute (Term Loan)	1M S + 5.00%	8.76%	1/12/2027	6,600	6,579	6,600	3.29
					27,620	27,602	13.75
Machinery
Iris Acquisition, LLC (Delayed Draw)(6)	1M S + 5.00%	N/A	6/9/2033	—	(9)	(9)	—
Iris Acquisition, LLC (Revolver)(6)	1M S + 5.00%	8.61%	6/9/2033	1,964	1,935	1,935	0.96
Leg Purchaser, Inc. (Term Loan)(7)	3M S + 5.25%	8.92%	1/12/2032	3,317	3,271	3,417	1.70
Leg Purchaser, Inc. (Revolver)(6)(7)	3M P + 4.25%	11.00%	1/12/2032	194	189	194	0.10
LR Purchaser, LLC (Revolver)(6)	1M S + 4.25%	7.87%	3/19/2031	606	572	573	0.29
Rental Equipment Investment Co (Term Loan)	3M S + 4.75%	8.60%	10/8/2030	1,161	1,148	1,149	0.57
Rental Equipment Investment Co (Revolver)(6)	6M S + 4.50%	8.36%	10/8/2030	280	266	267	0.13
Solve Industrial Mo Group, LLC (Term Loan)	1M S + 4.50%	8.22%	6/30/2027	289	286	287	0.14
Solve Industrial Mo Group, LLC (Delayed Draw)(6)	1M S + 4.75%	8.47%	6/30/2027	3,199	3,178	3,171	1.58
					10,836	10,984	5.47

The accompanying notes are an integral part of these Consolidated Financial Statements.

  Lord Abbett Private Credit Fund S

Consolidated Schedule of Investments (Unaudited) (continued)

June 30, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Personal Care Products
Arkas Bidco Limited (Term Loan)(7) (12)	3M S + 6.00%	9.65%	11/8/2032	$3,567	$3,500	$3,509	1.75%
					3,500	3,509	1.75
Pharmaceuticals
Meta Buyer, LLC (2025 AUD Term Loan)	3M B + 5.25%	9.62%	12/22/2031	2,771	1,815	1,902	0.95
Meta Buyer, LLC (2025 EUR Term Loan)	3M E + 5.25%	7.33%	12/22/2031	2,354	2,731	2,666	1.33
Meta Buyer, LLC (2025 USD Term Loan)	3M S + 5.25%	8.93%	12/22/2031	1,970	1,952	1,953	0.97
Meta Buyer, LLC (Delayed Draw)(6)	3M S + 5.25%	8.93%	12/22/2031	263	253	252	0.13
Meta Buyer, LLC (Specified Delayed Draw)	3M S + 5.25%	8.93%	12/22/2031	611	606	605	0.30
Meta Buyer, LLC (Revolver)(6)	3M S + 5.25%	8.99%	12/22/2031	185	178	178	0.09
					7,535	7,556	3.77
Professional Services
Accordion Partners, LLC (Term Loan)	3M S + 5.00%	8.67%	11/17/2031	4,084	4,076	4,074	2.03
Accordion Partners, LLC (Delayed Draw)(6)	3M S + 5.00%	8.73%	11/17/2031	723	715	716	0.36
Accordion Partners, LLC ( Revolver)(6)	3M S + 5.00%	N/A	11/17/2031	—	(2)	(1)	—
Aprio Advisory Group, LLC (Delayed Draw)(6)	3M S + 4.75%	8.48%	8/1/2031	450	419	349	0.17
Aprio Advisory Group, LLC (Revolver)(6)	3M S + 4.75%	N/A	8/1/2031	—	(5)	(8)	—
Cherry Bekaert Advisory LLC (7th Amendment Term Loan 2025)	3M S + 4.75%	8.48%	6/28/2030	1,166	1,149	1,149	0.57
Cherry Bekaert Advisory LLC (Term Loan 2026)	3M S + 5.00%	8.73%	6/28/2030	1,175	1,155	1,155	0.58
Cherry Bekaert Advisory LLC (Delayed Draw)(6)	3M S + 5.00%	N/A	6/28/2030	—	(12)	(12)	(0.01)
Cherry Bekaert Advisory LLC (Revolver)(6)	3M S + 5.00%	N/A	6/28/2030	—	(2)	(2)	—
Lighthouse Technologies Holding Corp (2021 Term Loan)	3M S + 4.75%	8.48%	12/31/2029	1,118	1,118	1,107	0.55
Lighthouse Technologies Holding Corp (2025 Term Loan)	3M S + 4.75%	8.48%	12/31/2029	2,253	2,243	2,229	1.11
Lighthouse Technologies Holding Corp (Revolver)(6)	3M S + 4.75%	N/A	12/31/2029	—	(1)	(2)	—
					10,853	10,754	5.36
Real Estate Management & Development
Vacation Rental Brands, LLC (2025 Term Loan)	3M S + 5.25%	8.98%	5/6/2032	10,907	10,815	10,825	5.39
Vacation Rental Brands, LLC (2025 Incremental Term Loan)	3M S + 5.25%	8.98%	5/6/2032	714	708	709	0.35
Vacation Rental Brands, LLC (2025 2nd Amend Delayed Draw Term Loan)(6)	3M S + 5.25%	N/A	5/6/2032	—	(7)	(6)	—
Vacation Rental Brands, LLC (Revolver)(6)	3M S + 5.25%	N/A	5/6/2032	—	(11)	(7)	—
					11,505	11,521	5.74
Software
Databricks, Inc. (2025 1st Amendment Term Loan)	1M S + 4.50%	8.11%	1/5/2032	12,688	12,638	12,703	6.33
Databricks, Inc. (Delayed Draw)(6)	1M S + 4.50%	N/A	1/5/2032	—	(9)	3	—
LeadVenture, Inc. (Term Loan)	3M S + 5.00%	8.73%	6/23/2032	8,354	8,243	8,114	4.04
LeadVenture, Inc. (Delayed Draw)(6)	3M S + 5.00%	8.73%	6/23/2032	775	763	729	0.36
LeadVenture, Inc. (Revolver)(6)	3M S + 4.75%	8.48%	6/23/2032	42	32	19	0.01
					21,667	21,568	10.74
Specialty Retail
Spotless Brands, LLC (Delayed Draw)(6)	3M S + 5.00%	8.65%	7/25/2028	1,188	1,176	1,160	0.58
					1,176	1,160	0.58
Telecommunication Services
CCI Buyer, Inc. (Term Loan)	3M S + 5.00%	8.73%	5/13/2032	7,420	7,355	7,411	3.69
CCI Buyer, Inc. (Revolver)(6)	3M S + 5.00%	N/A	5/13/2032	—	(4)	(1)	—
					7,351	7,410	3.69
Textiles, Apparel & Luxury Goods
Colorescience, Inc. (Revolver)(6)	3M S + 4.75%	N/A	1/23/2032	—	(3)	—	—
Kravet, Inc. (Term Loan)	3M S + 5.00%	8.73%	11/26/2030	11,175	11,044	11,175	5.57
Kravet, Inc. (Revolver)(6)	3M S + 5.00%	N/A	11/26/2030	—	(25)	—	—
					11,016	11,175	5.57
Trading Companies and Distributors
PT Intermediate Holdings III, LLC (Term Loan)	3M S + 4.75%	8.48%	4/9/2030	1,974	1,950	1,950	0.97
Radwell Parent, LLC (Term Loan)	3M S + 4.75%	8.48%	4/1/2030	3,163	3,156	3,156	1.57
Radwell Parent, LLC (1st Amendment Incremental Term Loan)	3M S + 4.75%	8.48%	4/1/2030	1,414	1,411	1,410	0.70
Radwell Parent, LLC (2024 Delayed Draw Term Loan)	3M S + 4.75%	8.48%	4/1/2030	318	318	317	0.16
Radwell Parent, LLC (2026 4th Amendment Delayed Draw Term Loan)(6)	3M S + 4.75%	8.48%	4/1/2030	34	28	31	0.02
Radwell Parent, LLC (Revolver)(6)	3M S + 4.75%	8.48%	4/1/2030	70	69	69	0.03
					6,932	6,933	3.45
Total First Lien Secured Debt					$396,750	$396,449	197.52%
Second Lien Secured Debt(4) (5)
Software
Solarwinds Holdings, Inc. (Term Loan)	3M S + 6.00%	9.67%	4/18/2033	9,000	8,710	7,425	3.70
Total Second Lien Secured Debt					$8,710	$7,425	3.70%
Equity(5)
Personal Care Products
Arkas Bidco Limited Equity(7) (10) (12)	N/A	N/A	N/A	110	110	115	0.06
					110	115	0.06
Total Equity					$110	$115	0.06%
Investments in Joint Ventures(4) (5) (8)
SBLA Private Credit II, LLC(7)	N/A	N/A	N/A	25,908	$25,908	$25,779	12.84
Total Investments in Joint Ventures					$25,908	$25,779	12.84%
Total Investments at Fair Value(9)					$431,478	$429,768	214.12%

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S

Consolidated Schedule of Investments (Unaudited) (continued)

June 30, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(1)	Unless otherwise indicated, debt investments held by the Company are denominated in USD and are income producing.
(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR or S”), or an alternate base rate (commonly based on the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of June 30, 2026.
(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.
(5)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 -Investments”).
(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from the unfunded commitment being valued below par and/or unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments:

Investments	Maturity Date	Unfunded
AA+D Midco, Inc. (Revolver)	11/29/2030	$2,095
Accel International Holdings, Inc. (Revolver)	4/26/2032	1,730
Accordion Partners, LLC (Delayed Draw)	11/17/2031	2,315
Accordion Partners, LLC ( Revolver)	11/17/2031	501
Ambient Enterprises Holdco, LLC (2025 Delayed Draw Term Loan C)	6/28/2030	270
Ambient Enterprises Holdco LLC, (Delayed Draw 2026)	6/28/2030	257
AMP Purchaser, LLC (Revolver)	4/1/2033	1,061
Aprio Advisory Group, LLC (Delayed Draw)	8/1/2031	6,229
Aprio Advisory Group, LLC (Revolver)	8/1/2031	542
Association Resource Group, LLC (Delayed Draw Term Loan)	2/2/2033	6,697
Association Resource Group, LLC (Revolver)	2/2/2033	1,913
BCM One Inc (Revolver)	11/17/2027	510
Bridgepointe Technologies, LLC (Delayed Draw)	4/18/2033	4,033
Bridgepointe Technologies, LLC (Revolver)	4/18/2033	1,601
Cards Live Oak Holdings, Inc. (Delayed Draw)	10/21/2032	549
Cards Live Oak Holdings, Inc. (Revolver)	10/21/2032	313
CCI Buyer, Inc. (Revolver)	5/13/2032	437
Centaur Holdings III, LLC (Delayed Draw)	9/5/2031	470
Centaur Holdings III, LLC (Revolver)	9/5/2031	439
Cherry Bekaert Advisory LLC (Delayed Draw)	6/28/2030	1,175
Cherry Bekaert Advisory LLC (Revolver)	6/28/2030	246
Colorescience, Inc. (Revolver)	1/23/2032	315
Continental Buyer, Inc. (2025 2 Incremental Delayed Draw Term Loan)	4/2/2031	270
Continental Buyer, Inc. (Revolver)	4/2/2031	4,970
Databricks, Inc. (Delayed Draw)	1/5/2032	2,000
Dwyer Instruments, Inc. (Revolver)	7/20/2029	195
Electro Methods (Revolver)	2/23/2032	2,587
Empower Payments Investor, LLC (Delayed Draw Term Loan)	3/12/2031	5,972
eShipping, LLC (Delayed Draw)	12/23/2032	1,989
eShipping, LLC (Revolver)	12/23/2032	994
Falcon Parent Holdings, Inc. (Delayed Draw Term Loan A)	11/6/2031	1,225
Falcon Parent Holdings, Inc. (Revolver)	11/6/2031	1,316
Forge Borrower, LLC (Delayed Draw Term Loan)	1/31/2033	2,500
Forge Borrower, LLC (Revolver)	1/31/2033	500
Frozen Garlic Bread Holdings, Inc. (Delayed Draw Term Loan)	2/6/2032	2,476
Frozen Garlic Bread Holdings, Inc. (Revolver)	2/6/2032	1,551

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S

Consolidated Schedule of Investments (Unaudited) (continued)

June 30, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments	Maturity Date	Unfunded
Genova Diagnostics, Inc. (Revolver)	12/23/2030	$645
ICAT Intermediate Holdings LLC (Delayed Draw 2026)	3/1/2029	1,029
ICAT Intermediate Holdings, LLC (Delayed Draw)	3/1/2029	933
ICAT Intermediate Holdings, LLC (Revolver)	3/1/2029	315
International Aerospace Coatings Holdings LP (Delayed Draw)(7)	5/1/2033	1,123
Iris Acquisition, LLC (Delayed Draw)	6/9/2033	1,786
Iris Acquisition, LLC (Revolver)	6/9/2033	1,012
JFL Atomic Acquisitionco, Inc. (Delayed Draw)	2/20/2031	3,625
JFL Atomic Acquisitionco, Inc. (Revolver)	2/20/2031	1,811
Kravet, Inc. (Revolver)	11/26/2030	2,292
LeadVenture, Inc. (Delayed Draw)	6/23/2032	824
LeadVenture, Inc. (Revolver)	6/23/2032	759
Leg Purchaser, Inc. (Revolver)	1/12/2032	140
Lighthouse Technologies Holding Corp (Revolver)	12/31/2029	153
LR Purchaser, LLC (Revolver)	3/19/2031	1,818
MAI Capital Management Intermediate LLC (Delayed Draw 2026)	8/29/2031	4,000
MAI Capital Management Intermediate LLC (Revolver)	8/29/2031	1,440
Meridian Waste Acquisitions, LLC (Delayed Draw Term Loan)	8/30/2029	36
Meridian Waste Acquisitions, LLC (Delayed Draw 2026)	8/30/2029	1,343
Meridian Waste Acquisitions, LLC (Revolver)	8/30/2029	289
Meta Buyer, LLC (Delayed Draw)	12/22/2031	961
Meta Buyer, LLC (Revolver)	12/22/2031	616
MGS MFG. Group, Inc. (2026 1st Amendment Delayed Draw Term Loan)	12/31/2028	1,641
MGS MFG. Group, Inc. (Revolver)	12/31/2028	2,264
NDT Global Holding, Inc. (Delayed Draw Term Loan)	6/4/2032	10,845
Pearl Acquisition Buyer, Inc. (Delayed Draw Term Loan)	12/31/2032	1,353
Pearl Acquisition Buyer, Inc. (Revolver)	12/31/2032	417
Radwell Parent, LLC (2026 4th Amendment Delayed Draw Term Loan)	4/1/2030	1,146
Radwell Parent, LLC (Revolver)	4/1/2030	192
Rental Equipment Investment Co (Revolver)	10/8/2030	1,053
RJW Logistics Group, Inc. (Delayed Draw)	11/26/2031	292
Schoeneck Containers, LLC (Revolver)	5/7/2028	648
SMG Operating Co, LLC (Delayed Draw)	12/5/2030	900
SMG Operating Co, LLC (Revolver)	12/5/2030	600
Solve Industrial Mo Group, LLC (Delayed Draw)	6/30/2027	2,316
Spotless Brands, LLC (Delayed Draw)	7/25/2028	1,961
Transnetyx, Inc. (Revolver)	4/13/2027	722
Uptime Institute (Revolver)	1/12/2027	938
Vacation Rental Brands, LLC (2025 2nd Amend Delayed Draw Term Loan)	5/6/2032	799
Vacation Rental Brands, LLC (Revolver)	5/6/2032	921
World Insurance Associates, LLC (Delayed Draw)	4/3/2030	1,582
World Insurance Associates, LLC (Revolver)	4/3/2030	250
		$120,033

(7)	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2026, non-qualifying assets represented approximately 12% of the total assets of the Company.
(8)	Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or holds the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities.

As of June 30, 2026, the Company’s controlled/affiliated investments, and their related transactions for the period ended, were as follows:

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S

Consolidated Schedule of Investments (Unaudited) (concluded)

June 30, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Controlled/Affiliated Investments	Fair Value as of January 1, 2026	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation/ (Depreciation)	Net Realized Gain/ (Loss)	Fair Value as of June 30, 2026	Dividend Income
SBLA Private Credit II LLC	$18,764	$7,152	$—	$(137)	$—	$25,779	$1,169
Total	$18,764	$7,152	$—	$(137)	$—	$25,779	$1,169

(9)	Unless otherwise indicated, all securities are pledged as collateral to our ING Revolving Credit Facility (“ING Revolving Credit Facility”) or our ABL Credit Facility with BNP Paribas (“BNP Revolving Credit Facility”) as defined in “Note 5 - Debt”. As such, these securities are not available as collateral to our general creditors.
(10)	Non-income producing security.
(11)	Investment is valued using quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices unobservable inputs (Level 2), (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 - Investments”).
(12)	The issuer of this investment is domiciled in the United Kingdom.

The following shows the composition of the Company’s portfolio at fair value by industry and geography as of June 30, 2026.

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Equity	Investments in Joint Venture	Total	Percentage of Total Portfolio
Aerospace & Defense	$64,495	$—	$—	$—	$64,495	$15.01%
Air Freight & Logistics	46,553	—	—	—	46,553	10.83%
Building Materials	3,151	—	—	—	3,151	0.73%
Commercial Services & Supplies	44,300	—	—	—	44,300	10.31%
Construction and Engineering	2,445	—	—	—	2,445	0.57%
Containers & Packaging	489	—	—	—	489	0.12%
Electrical Equipment	16,778	—	—	—	16,778	3.90%
Financial Services	4,665	—	—	—	4,665	1.09%
Food Products	12,856	—	—	—	12,856	2.99%
Health Care Equipment & Supplies	15,134	—	—	—	15,134	3.52%
Health Care Providers & Services	51,690	—	—	—	51,690	12.03%
Hotels, Restaurants & Leisure	2,581	—	—	—	2,581	0.60%
Industrial Conglomerates	7,771	—	—	—	7,771	1.81%
Insurance	3,369	—	—	—	3,369	0.78%
Investments in Joint Venture	—	—	—	25,779	25,779	6.00%
IT Services	27,602	—	—	—	27,602	6.42%
Machinery	10,984	—	—	—	10,984	2.56%
Personal Care Products	3,509	—	115	—	3,624	0.84%
Pharmaceuticals	7,556	—	—	—	7,556	1.76%
Professional Services	10,754	—	—	—	10,754	2.50%
Real Estate Management & Development	11,521	—	—	—	11,521	2.68%
Software	21,568	7,425	—	—	28,993	6.75%
Specialty Retail	1,160	—		—	1,160	0.27%
Telecommunication Services	7,410	—	—	—	7,410	1.72%
Textiles, Apparel & Luxury Goods	11,175	—	—	—	11,175	2.60%
Trading Companies and Distributors	6,933	—	—	—	6,933	1.61%
Total	$396,449	$7,425	$115	$25,779	$429,768	100.00%

Geography	Fair Value	Percentage of Total Investments at Fair Value
United States	$426,144	99.2%
United Kingdom	3,624	0.8%
Total Assets	$429,768	100.0%

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Schedule of Investments (Unaudited)
December 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Investments-non-controlled/non-affiliated
First Lien Secured Debt(4) (5)

Aerospace & Defense
Accel International Holdings, Inc. (Term Loan)	3M S + 4.50%	8.22%	4/26/2032	$12,568	$12,506	$12,568	9.86%
Accel International Holdings, Inc. (Revolver)(6)	3M S + 4.50%	N/A	4/26/2032	—	(10)	—	—
Electro Methods (Term Loan)	3M S + 4.75%	8.62%	2/23/2032	10,725	10,580	10,685	8.39
Electro Methods (Revolver)(6)	3M S + 4.75%	N/A	2/23/2032	—	(34)	(10)	(0.01)
					23,042	23,243	18.24
Air Freight & Logistics
eShipping, LLC (Term Loan)	3M S + 4.50%	8.19%	12/23/2032	5,271	5,244	5,244	4.12
eShipping, LLC (Delayed Draw)(6)	3M S + 4.50%	N/A	12/23/2032	—	(5)	(5)	—
eShipping, LLC (Revolver)(6)	3M S + 4.50%	8.19%	12/23/2032	124	119	119	0.09
ICAT Intermediate Holdings, LLC (Term Loan)	1M S + 6.25%	9.97%	3/1/2029	4,131	4,073	4,068	3.19
ICAT Intermediate Holdings, LLC (Delayed Draw)(6)	1M S + 6.25%	9.97%	3/1/2029	518	500	487	0.38
ICAT Intermediate Holdings, LLC (Revolver)(6)	1M S + 6.25%	N/A	3/1/2029	—	(4)	(5)	—
RJW Logistics Group, Inc. (Term Loan)	3M S + 5.00%	8.67%	11/26/2031	27,715	27,472	27,472	21.56
RJW Logistics Group, Inc. (Delayed Draw)(6)	3M S + 5.00%	8.67%	11/26/2031	1,750	1,738	1,733	1.36
					39,137	39,113	30.70
Building Materials
CP Atlas Buyer, Inc. (Term Loan)(7) (11)	1M S + 5.25%	8.97%	7/8/2030	3,591	3,460	3,483	2.73
					3,460	3,483	2.73
Commercial Services & Supplies
Alliance Technical Group (Term Loan)	3M S + 4.50%	8.17%	12/31/2032	4,536	4,513	4,513	3.54
Alliance Technical Group (Delayed Draw)(6)	3M S + 4.50%	N/A	12/31/2032	—	(4)	(4)	—
Alliance Technical Group (Revolver)(6)	3M S + 4.50%	8.17%	12/31/2032	43	40	40	0.03
Ambient Enterprises Holdco, LLC (2024 Term Loan)	3M S + 5.25%	8.92%	6/28/2030	6,948	6,887	6,887	5.41
Ambient Enterprises Holdco, LLC (2025 2nd Amendment Term Loan)	3M S + 5.25%	8.92%	6/28/2030	383	377	379	0.30
Ambient Enterprises Holdco, LLC (2025 3rd Amendment Term Loan)	3M S + 5.25%	8.92%	6/28/2030	312	306	309	0.24
Ambient Enterprises Holdco, LLC (2025 Delayed Draw Term Loan C)(6)	3M S + 5.25%	N/A	6/28/2030	—	(4)	(5)	—
Ambient Enterprises Holdco, LLC (2024 Delayed Draw Term Loan)(6)	3M S + 5.25%	8.92%	6/28/2030	424	421	420	0.33
Ambient Enterprises Holdco, LLC (2025 Delayed Draw Term Loan B)(6)	3M S + 5.25%	8.92%	6/28/2030	123	118	118	0.09
Cards Live Oak Holdings, Inc. (Term Loan)	3M S + 4.75%	8.42%	10/21/2032	4,025	4,005	4,006	3.14
Cards Live Oak Holdings, Inc. (Delayed Draw)(6)	3M S + 4.75%	N/A	10/21/2032	—	(4)	(4)	—
Cards Live Oak Holdings, Inc. (Revolver)(6)	3M S + 4.75%	8.42%	10/21/2032	256	252	252	0.20
JFL Atomic Acquisitionco, Inc. (Term Loan)	3M S + 4.75%	8.64%	2/20/2031	17,355	17,121	17,138	13.45
JFL Atomic Acquisitionco, Inc. (Delayed Draw)(6)	3M S + 4.75%	8.64%	2/20/2031	3,124	3,053	3,029	2.38
JFL Atomic Acquisitionco, Inc. (Revolver)(6)	3M S + 4.75%	N/A	2/20/2031	—	(29)	(29)	(0.02)
Meridian Waste Acquisitions, LLC (Term Loan)	3M S + 3.38%	7.81%	8/30/2029	3,435	3,411	3,435	2.70
Meridian Waste Acquisitions, LLC (Delayed Draw)(6)	3M S + 3.38%	7.81%	8/30/2029	1,344	1,334	1,344	1.05
Meridian Waste Acquisitions, LLC (Revolver)(6)	3M S + 3.38%	7.81%	8/30/2029	429	424	429	0.34
					42,221	42,257	33.18
Consumer Discretionary
Spotless Brands, LLC (Delayed Draw)(6)	3M S + 5.00%	8.79%	7/25/2028	455	443	432	0.34
					443	432	0.34
Containers & Packaging
Schoeneck Containers, LLC (Term Loan)	1M S + 4.10%	7.93%	5/7/2028	3,041	3,021	3,041	2.39
Schoeneck Containers, LLC (Delayed Draw)	1M S + 4.10%	7.93%	5/7/2028	1,553	1,543	1,553	1.22
Schoeneck Containers, LLC (Revolver)(6)	1M S + 4.10%	N/A	5/7/2028	—	(7)	—	—
					4,557	4,594	3.61
Electrical Equipment
Centaur Holdings III, LLC (Term Loan)(6)	3M S + 4.75%	8.42%	9/5/2031	5,090	5,041	5,039	3.95
Centaur Holdings III ,LLC (Delayed Draw)(6)	3M S + 4.75%	8.42%	9/5/2031	313	308	306	0.24
Centaur Holdings III, LLC (Revolver)	3M S + 4.75%	8.42%	9/5/2031	235	229	229	0.18
Maverick Power, LLC (Term Loan)	3M S + 5.00%	8.66%	5/4/2031	3,078	3,032	3,032	2.38
					8,610	8,606	6.75

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Schedule of Investments (Unaudited) (continued)
December 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Health Care Equipment & Supplies
MGS MFG. Group, Inc. (Delayed Draw)	1M S + 4.50%	8.32%	5/31/2027	$5,797	$5,784	$5,797	4.55%
MGS MFG. Group, Inc. (Revolver)(6)	1M S + 4.50%	8.32%	5/31/2027	1,069	1,062	1,070	0.84
					6,846	6,867	5.39
Health Care Providers & Services
Continental Buyer, Inc. (2025 2 Incremental Term Loan)	1M S + 4.50%	8.22%	4/2/2031	2,027	2,017	2,017	1.58
Continental Buyer, Inc. (2025 2 Incremental Delayed Draw Term Loan)(6)	1M S + 4.50%	N/A	4/2/2031	—	(1)	(2)	—
Continental Buyer, Inc. (2025 Incremental Delayed Draw Term Loan)(6)	1M S + 4.50%	8.22%	4/2/2031	12,734	12,681	12,670	9.94
Continental Buyer, Inc. (Revolver)(6)	1M S + 4.50%	N/A	4/2/2031	—	(21)	(25)	(0.02)
Falcon Parent Holdings, Inc. (Term Loan)	3M S + 5.00%	8.89%	11/6/2031	18,135	17,944	17,840	14.00
Falcon Parent Holdings, Inc. (Delayed Draw)(6)	3M S + 5.00%	N/A	11/6/2031	—	(31)	(20)	(0.02)
Falcon Parent Holdings, Inc. (Revolver)(6)	3M S + 5.00%	8.89%	11/6/2031	113	91	85	0.07
Genova Diagnostics, Inc. (Term Loan)	3M S + 6.75%	10.42%	12/23/2030	8,452	8,220	8,220	6.45
Genova Diagnostics, Inc. (Delayed Draw)(6)	3M S + 6.75%	N/A	12/23/2030	—	(12)	(12)	(0.01)
Genova Diagnostics, Inc. (Revolver)(6)	3M S + 6.75%	N/A	12/23/2030	—	(18)	(18)	(0.01)
SMG Operating Co, LLC (Term Loan)	1M S + 5.00%	8.78%	12/5/2030	5,300	5,221	5,221	4.10
SMG Operating Co, LLC (Delayed Draw)(6)	1M S + 5.00%	N/A	12/5/2030	—	(7)	(7)	(0.01)
SMG Operating Co, LLC (Revolver)(6)	1M S + 5.00%	N/A	12/5/2030	—	(9)	(9)	(0.01)
					46,075	45,960	36.06
Hotels, Restaurants & Leisure
Excursions Buyer, LLC (Term Loan)	3M S + 5.50%	9.17%	11/21/2031	2,614	2,588	2,588	2.03
					2,588	2,588	2.03
Insurance
World Insurance Associates, LLC (Delayed Draw)(6)	3M S + 5.00%	8.67%	4/3/2030	2,808	2,792	2,764	2.17
World Insurance Associates, LLC (Revolver)(6)	3M S + 5.00%	N/A	4/3/2030	—	(1)	(2)	—
					2,791	2,762	2.17
IT Services
Security 101 (Incremental Term Loan)	3M S + 5.00%	8.74%	4/11/2028	2,050	2,030	2,050	1.61
Security 101 (Term Loan)	3M S + 5.00%	8.67%	4/11/2028	19,990	19,834	19,990	15.69
Security 101 (Incremental Delayed Draw Term Loan)	3M S + 5.00%	8.67%	4/11/2028	3,083	3,052	3,083	2.42
Security 101 (Delayed Draw Term Loan)	3M S + 5.00%	8.67%	4/11/2028	1,537	1,523	1,537	1.21
Security 101 (Revolver)(6)	3M S + 5.00%	N/A	4/11/2028	—	(12)	—	—
Uptime Institute (Term Loan)	1M S + 5.00%	8.55%	1/12/2027	6,821	6,778	6,795	5.33
Uptime Institute (Revolver)(6)	1M S + 5.00%	N/A	1/12/2027	—	—	(3)	—
					33,205	33,452	26.26
Machinery
Rental Equipment Investment Co (Term Loan)	3M S + 4.50%	8.17%	10/8/2030	1,167	1,153	1,152	0.90
Rental Equipment Investment Co (Revolver)(6)	3M S + 4.50%	8.17%	10/8/2030	453	437	437	0.34
Solve Industrial Mo Group, LLC (Term Loan)	1M S + 4.50%	8.34%	6/30/2027	291	287	287	0.23
Solve Industrial Mo Group, LLC (Delayed Draw)(6)	1M S + 4.75%	8.51%	6/30/2027	3,199	3,173	3,173	2.49
					5,050	5,049	3.96
Personal Care Products
Arkas Bidco Limited (Term Loan)(7) (12)	3M S + 6.00%	9.87%	9/4/2032	3,585	3,514	3,514	2.76
					3,514	3,514	2.76
Pharmaceuticals
Meta Buyer, LLC (2025 AUD Term Loan)	3M S + 5.25%	9.02%	12/22/2031	2,778	1,818	1,835	1.44
Meta Buyer, LLC (2025 EUR Term Loan)	3M S + 5.25%	7.29%	12/22/2031	2,360	2,735	2,745	2.15
Meta Buyer, LLC (2025 USD Term Loan)	3M S + 5.25%	8.95%	12/22/2031	1,980	1,961	1,961	1.54
Meta Buyer, LLC (Delayed Draw)(6)	3M S + 5.25%	N/A	12/22/2031	—	(9)	(9)	(0.01)
Meta Buyer, LLC (Revolver)(6)	3M S + 5.25%	N/A	12/22/2031	—	(8)	(8)	(0.01)
					6,497	6,524	5.11

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Schedule of Investments (Unaudited) (continued)
December 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Professional Services
Accordion Partners, LLC (Term Loan)	3M S + 5.00%	8.70%	11/17/2031	$4,095	$4,084	$4,084	3.21%
Accordion Partners, LLC (Delayed Draw)(6)	3M S + 5.00%	N/A	11/17/2031	—	(8)	(8)	(0.01)
Accordion Partners, LLC (Revolver)(6)	3M S + 5.00%	N/A	11/17/2031	—	(2)	(2)	—
Aprio Advisory Group, LLC (Delayed Draw)(6)	3M S + 4.75%	N/A	8/1/2031	—	(33)	(33)	(0.03)
Aprio Advisory Group, LLC (Revolver)(6)	3M S + 4.75%	N/A	8/1/2031	—	(5)	(5)	—
Lighthouse Technologies Holding Corp (2021 Term Loan)	1M S + 5.00%	8.72%	12/31/2029	1,118	1,118	1,118	0.88
Lighthouse Technologies Holding Corp (2025 Term Loan)	1M S + 5.00%	8.72%	12/31/2029	2,253	2,241	2,241	1.76
Lighthouse Technologies Holding Corp (Revolver)(6)	1M S + 5.00%	N/A	12/31/2029	—	(1)	—	—
					7,394	7,395	5.81
Real Estate Management & Development
Vacation Rental Brands, LLC (2025 Term Loan)	3M S + 5.25%	8.92%	5/6/2032	9,585	9,499	9,490	7.45
Vacation Rental Brands, LLC (2025 Incremental Term Loan)	3M S + 5.25%	8.92%	5/6/2032	718	711	711	0.56
Vacation Rental Brands, LLC (2025 2nd Amend Delayed Draw Term Loan)(6)	3M S + 5.25%	N/A	5/6/2032	—	(9)	(19)	(0.01)
Vacation Rental Brands, LLC (2025 Delayed Draw Term Loan)(6)	3M S + 5.25%	N/A	5/6/2032	—	(3)	(3)	—
Vacation Rental Brands, LLC (Revolver)(6)	3M S + 5.25%	N/A	5/6/2032	—	(12)	(9)	(0.01)
					10,186	10,170	7.99
Software
Databricks, Inc. (Term Loan)	1M S + 4.50%	8.27%	1/3/2031	12,188	12,136	12,188	9.56
Databricks, Inc. (Delayed Draw)(6)	1M S + 4.50%	N/A	1/3/2031	—	—	—	—
LeadVenture, Inc. (Term Loan)	3M S + 5.25%	8.92%	6/23/2032	8,397	8,278	8,313	6.52
LeadVenture, Inc. (Delayed Draw)(6)	3M S + 5.25%	8.92%	6/23/2032	528	517	512	0.40
LeadVenture, Inc. (Revolver)(6)	3M S + 5.25%	8.92%	6/23/2032	160	149	152	0.12
					21,080	21,165	16.60
Telecommunication Services
CCI Buyer, Inc. (Term Loan)	3M S + 5.00%	8.92%	5/13/2032	7,457	7,388	7,457	5.85
CCI Buyer, Inc. (Revolver)(6)	3M S + 5.00%	N/A	5/13/2032	—	(4)	—	—
Clearwave Fiber (Revolver)(6)	3M S + 4.00%	7.82%	12/13/2029	5,108	5,028	5,078	3.99
					12,412	12,535	9.84
Textiles, Apparel & Luxury Goods
Kravet, Inc. (Term Loan)	3M S + 5.00%	8.67%	11/26/2030	11,423	11,276	11,322	8.89
Kravet, Inc. (Revolver)(6)	3M S + 5.00%	N/A	11/26/2030	—	(28)	(20)	(0.02)
					11,248	11,302	8.87
Total First Lien Secured Debt					$290,356	$291,011	228.40%
Second Lien Secured Debt(4) (5)
Software
Solarwinds Holdings, Inc. (Term Loan)	3M S + 6.00%	9.70%	4/18/2033	9,000	8,695	8,730	6.85
Total Second Lien Secured Debt					$8,695	$8,730	6.85%

Equity(5)
Personal Care Products
Arkas Bidco Limited Equity(7) (10) (12)	N/A	N/A	N/A	110	110	110	0.09
					110	110	0.09
Total Equity					$110	$110	0.09%

Investments in Joint Ventures(4) (5) (8)
SBLA Private Credit II, LLC(7)	N/A	N/A	N/A	18,756	$18,756	$18,764	14.73
Total Investments in Joint Ventures					$18,756	$18,764	14.73%
Total Investments at Fair Value(9)					$317,917	$318,615	250.07%

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Schedule of Investments (Unaudited) (continued)
December 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(1)	Unless otherwise indicated, debt investments held by the Company are denominated in USD and are income producing.
(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), or an alternate base rate (commonly based on the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of December 31, 2025.
(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.
(5)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 -Investments”).
(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from the unfunded commitment being valued below par and/or unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments:

Investments	Maturity Date	Unfunded
Accel International Holdings, Inc. (Revolver)	4/26/2032	$2,162
Accordion Partners, LLC (Revolver)	11/17/2031	501
Accordion Partners, LLC (Delayed Draw)	11/17/2031	3,039
Alliance Technical Group (Revolver)	12/31/2032	528
Alliance Technical Group (Delayed Draw)	12/31/2032	1,512
Ambient Enterprises Holdco, LLC (2025 Delayed Draw Term Loan C)	6/28/2030	520
Ambient Enterprises Holdco, LLC (2025 Delayed Draw Term Loan B)	6/28/2030	531
Aprio Advisory Group, LLC (Delayed Draw)	8/1/2031	6,678
Aprio Advisory Group, LLC (Revolver)	8/1/2031	542
BCM One, Inc. (Revolver)	11/17/2027	510
Cards Live Oak Holdings, Inc. (Delayed Draw)	10/21/2032	1,597
Cards Live Oak Holdings, Inc. (Revolver)	10/21/2032	511
CCI Buyer, Inc. (Revolver)	5/13/2032	437
Centaur Holdings III, LLC (Delayed Draw)	9/5/2031	470
Centaur Holdings III, LLC (Revolver)	9/5/2031	392
Clearwave Fiber (Revolver)	12/13/2029	2,892
Continental Buyer, Inc. (2025 2 Incremental Delayed Draw Term Loan)	4/2/2031	386
Continental Buyer, Inc. (Revolver)	4/2/2031	4,970
Databricks, Inc. (Delayed Draw)	1/3/2031	2,813
Electro Methods (Revolver)	2/23/2032	2,587
eShipping, LLC (Delayed Draw)	12/23/2032	1,989
eShipping, LLC (Revolver)	12/23/2032	870
Falcon Parent Holdings, Inc. (Delayed Draw)	11/6/2031	1,225
Falcon Parent Holdings, Inc. (Revolver)	11/6/2031	1,702
Genova Diagnostics, Inc. (Delayed Draw)	12/23/2030	903
Genova Diagnostics, Inc. (Revolver)	12/23/2030	645
ICAT Intermediate Holdings, LLC (Delayed Draw)	3/1/2029	1,554
ICAT Intermediate Holdings, LLC (Revolver)	3/1/2029	315
JFL Atomic Acquisitionco, Inc. (Delayed Draw)	2/20/2031	4,417
JFL Atomic Acquisitionco, Inc. (Revolver)	2/20/2031	2,357
Kravet, Inc. (Revolver)	11/26/2030	2,292
LeadVenture, Inc. (Delayed Draw)	6/23/2032	1,074
LeadVenture, Inc. (Revolver)	6/23/2032	641
Lighthouse Technologies Holding Corp (Revolver)	12/31/2029	153
Meridian Waste Acquisitions, LLC (Revolver)	8/30/2029	263
Meridian Waste Acquisitions, LLC (Delayed Draw)	8/30/2029	178

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Schedule of Investments (Unaudited) (continued)
December 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments	Maturity Date	Unfunded
Meta Buyer, LLC (Delayed Draw)	12/22/2031	$1,836
Meta Buyer, LLC (Revolver)	12/22/2031	801
MGS MFG. Group, Inc. (Revolver)	5/31/2027	2,406
Rental Equipment Investment Co (Revolver)	10/8/2030	880
RJW Logistics Group, Inc. (Delayed Draw)	11/26/2031	292
Schoeneck Containers, LLC (Revolver)	5/7/2028	1,136
Security 101 (Revolver)	4/11/2028	1,542
SMG Operating Co, LLC (Delayed Draw)	12/5/2030	900
SMG Operating Co, LLC (Revolver)	12/5/2030	600
Solve Industrial Mo Group, LLC (Delayed Draw)	6/30/2027	2,316
Spotless Brands, LLC (Delayed Draw)	7/25/2028	2,696
Transnetyx Inc. (Revolver)	4/13/2027	722
Uptime Institute (Revolver)	1/12/2027	938
Vacation Rental Brands, LLC (2025 Delayed Draw Term Loan)	5/6/2032	297
Vacation Rental Brands, LLC (2025 2nd Amend Delayed Draw Term Loan)	5/6/2032	1,871
Vacation Rental Brands, LLC (Revolver)	5/6/2032	921
World Insurance Associates, LLC (Delayed Draw)	4/3/2030	2,192
World Insurance Associates, LLC (Revolver)	4/3/2030	250
		$76,752

(7)	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2025, non-qualifying assets represented approximately 7% of the total assets of the Company.
(8)	Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or holds the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities.

As of December 31, 2025, the Company’s controlled/affiliated investments, and their related transactions for the period ended, were as follows:

Controlled/Affiliated Investments	Fair Value as of January 1, 2025	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation/ (Depreciation)	Net Realized Gain/ (Loss)	Fair Value as of December 31, 2025	Dividend Income
SBLA Private Credit II LLC	$—	$18,756	$—	$8	$—	$18,764	$1,047
Total	$—	$18,756	$—	$8	$—	$18,764	$1,047

(9)	Unless otherwise indicated, all securities are pledged as collateral to our ING Revolving Credit Facility (“ING Revolving Credit Facility”) or our ABL Credit Facility with BNP Paribas (“BNP Revolving Credit Facility”) as defined in “Note 5 - Debt”. As such, these securities are not available as collateral to our general creditors.
(10)	Non-income producing security.
(11)	Investment is valued using quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices unobservable inputs (Level 2), (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 -Investments”).
(12)	The issuer of this investment is domiciled in the United Kingdom.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Schedule of Investments (Unaudited) (concluded)
December 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following shows the composition of the Company’s portfolio at fair value by industry and geography as of December 31, 2025.

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Equity	Investments in Joint Venture	Total	Percentage of Total Portfolio
Aerospace & Defense	$23,243	$—	$—	$—	$23,243	7.30%
Air Freight & Logistics	39,113	—	—	—	39,113	12.28%
Building Materials	3,483	—	—	—	3,483	1.09%
Commercial Services & Supplies	42,257	—	—	—	42,257	13.26%
Consumer Discretionary	432	—	—	—	432	0.14%
Containers & Packaging	4,594	—	—	—	4,594	1.44%
Electrical Equipment	8,606	—	—	—	8,606	2.70%
Health Care Equipment & Supplies	6,867	—	—	—	6,867	2.16%
Health Care Providers & Services	45,960	—	—	—	45,960	14.42%
Hotels, Restaurants & Leisure	2,588	—	—	—	2,588	0.81%
Insurance	2,762	—	—	—	2,762	0.87%
Investments in Joint Venture	—	—	—	18,764	18,764	5.89%
IT Services	33,452	—	—		33,452	10.50%
Machinery	5,049	—	—	—	5,049	1.58%
Personal Care Products	3,514	—	110	—	3,624	1.14%
Pharmaceuticals	6,524	—	—	—	6,524	2.05%
Professional Services	7,395	—	—	—	7,395	2.32%
Real Estate Management & Development	10,170	—	—	—	10,170	3.19%
Software	21,165	8,730	—	—	29,895	9.38%
Telecommunication Services	12,535	—	—	—	12,535	3.93%
Textiles, Apparel & Luxury Goods	11,302	—	—	—	11,302	3.55%
Total	$291,011	$8,730	$110	$18,764	$318,615	100.00%

Geography	Fair Value	Percentage of Total Investments at Fair Value
United States	$314,991	98.9%
United Kingdom	3,624	1.1%
Total Assets	$318,615	100.0%

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(1)  ORGANIZATION

Lord Abbett Private Credit Fund S (the “Company”, “we”, “us” or “our”) is a closed-end, non-diversified management investment company organized under the laws of the State of Delaware. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on April 1, 2025 (the “BDC Election Date”). The Company also elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company was formed on September 26, 2024 as Lord Abbett Private Credit Fund A, LP and commenced investment operations on November 4, 2024. Lord Abbett Private Credit Advisor LLC is the investment adviser to the Company (the “Adviser”). The Adviser is a wholly-owned subsidiary of Lord, Abbett & Co. LLC. The Adviser provides the Company with investment advisory services pursuant to the terms of an investment advisory agreement (the “Advisory Agreement”). Lord, Abbett & Co. LLC, the “Administrator” or “Lord Abbett” performs, or oversees the performance of, the Company’s corporate operations and required administrative services pursuant to an administration agreement (the “Administration Agreement”).

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

On March 31, 2025 (the “Conversion Date”), Lord Abbett Private Credit Fund A, LP filed a certificate of conversion with the state of Delaware to convert from a limited partnership to a Delaware statutory trust and changed its name to Lord Abbett Private Credit Fund S. Effective March 31, 2025, all limited partnership interests were converted into common shares, formalizing the unitization of Lord Abbett Private Credit Fund S. On this date 2,280,000 shares were issued and outstanding at a par value of $0.01.

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
June 30, 2026
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

Cash and Cash Equivalents

The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and near maturity and that they present insignificant risk of changes in value because of changes in interest rates. Foreign currencies are deposits with the custodian that are maintained in a currency other than USD. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements, and other high-quality, short-term debt securities would qualify as cash equivalents.

Cash and cash equivalents are carried at cost, which approximates fair value. The cash and cash equivalents balance as of June 30, 2026 and December 31, 2025 was $34,964 and $19,201, respectively. The foreign currencies balance as of June 30, 2026 and December 31, 2025 was $79 and $46, respectively.

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
June 30, 2026
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

On May 6, 2025, the Company entered into a joint venture with Stifel Bank & Trust (the “JV partner”). The joint venture is called SBLA Private Credit II LLC, or SBLA II JV. In accordance with ASC 820, our investment in this JV is measured using the net asset value (“NAV”) or its equivalent as a practical expedient for fair value, and has not been classified in the fair value hierarchy.

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
June 30, 2026
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

Payment-in-Kind (“PIK”) Income

The Company may have loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out in the form of dividends, even if cash is not yet collected. For the three and six months ended June 30, 2026, PIK income was $127 and $252, respectively. There was no PIK income for the three and six months ended June 30, 2025.

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
June 30, 2026
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

Non-Accrual Investments

Loans are generally placed on non-accrual status when, in management’s judgment, there is sufficient doubt that all or a portion of principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2026 and December 31, 2025, there were no loans on non-accrual status.

Organizational and Offering Costs

Organizational costs consist of costs incurred to establish the entity as a Delaware statutory trust and subsequent conversion to a BDC. Organizational costs are expensed as incurred. The Company has incurred $180 in organizational expenses since inception. Offering costs consist of costs incurred in connection with the offering of interests in Lord Abbett Private Credit Fund A, LP and subsequently the Company after the BDC Election Date. Offering costs are capitalized as a deferred charge and will be amortized to expense on a straight-line basis over twelve months. Certain of the Company’s expenses are capped pursuant to the Amended and Restated Expense Support and Conditional Reimbursement Agreement, including the Company’s organizational and offering costs. The Amended and Restated Expense Support and Conditional Reimbursement Agreement is discussed in Note 3 - Related Party Transactions below.

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

Income Taxes

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company reviews and evaluates tax positions in its major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. Based on this review, the Company has determined the major tax jurisdictions to be where the Company is organized, where the Company makes investments, and where the Company is located; however, no reserves for uncertain tax positions were recorded as of June 30, 2026 and as of December 31, 2025. The Company is not aware

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
June 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no tax liability or expense, including interest and penalties, has been recorded in the Consolidated Financial Statements. Generally, the Company’s U.S. federal, state, and local tax returns remain open for examination for a period of three to five years from when they are filed under varying statutes of limitations.

The Company has elected to be treated as a RIC under Subchapter M of the Code with its initial taxable year ended December 31, 2025. So long as the Company maintains its status as a RIC, it generally will not pay corporate U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as distributions.

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

Segment Reporting

An operating segment is defined in ASC Topic 280 — Segment Reporting, as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available.

The CODM for the Company is Lord Abbett through its Investment Committee, which is responsible for assessing performance and making decisions about resource allocation. The CODM has determined that the Company has a single operating segment based on the fact that the CODM monitors the operating results of the Company as a whole and that the Company’s long-term strategic asset allocation is pre-determined in accordance with the terms of its prospectus, based on a defined investment strategy which is executed by the Company’s portfolio managers as a team. The financial information provided to and reviewed by the CODM is consistent with that presented within the Company’s Consolidated Schedules of Investments, Consolidated Statements of Assets and Liabilities, Consolidated Statements of Operations, Consolidated Statements of Changes in Net Assets and Consolidated Financial Highlights.

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
June 30, 2026
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

Pursuant to the Expense Support Agreement that the Company has entered into with the Adviser, the Adviser is obligated to advance all of the Company’s Other Operating Expenses (each, a “Required Expense Payment”) to the effect that such expenses do not exceed 0.70% (on an annualized basis) of the Company’s NAV. Any Required Expense Payment must be paid by the Adviser to the Company in any combination of cash or other immediately available funds and/or offset against amounts due from the Company to the Adviser or its affiliates. “Other Operating Expenses” means the Company’s organizational and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, excluding the Company’s base management and incentive fees owed to the Adviser, financing fees and costs (other than upfront fees on the Company’s initial credit facility), brokerage commissions, placement agent fees, costs and expenses of distributing and placing the Company’s common shares (“Common Shares”), extraordinary expenses and any interest expenses owed by the Company, all as determined in accordance with U.S. GAAP.

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

Following any month in which Other Operating Expenses are below 0.70% (on an annualized basis) of the Company’s NAV (the “Expense Cap”), the Adviser may be reimbursed (a “Required Reimbursement Payment”) for any Required Expense Payment to the extent that (i) the Other Operating Expenses, inclusive of such Required Reimbursement Payment, remain at or below the Expense Cap and (ii) the applicable Required Expense Payment was made no more than three (3) years prior to the Required Reimbursement Payment.

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
June 30, 2026
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

The Expense Support Agreement is effective until April 1, 2027 and will renew automatically for successive one-year terms thereafter unless either the Company or the Adviser determines to terminate it and so notifies the other party. Either the Company or the Adviser may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by the Company to the Adviser will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.

Based on the terms described above, the Company may be obligated to make Reimbursement Payments to the Adviser in accordance with the Expense Support Agreement.

The following table presents a cumulative summary of the expense payments and reimbursement payments as of June 30, 2026.

For the Quarter Ended	Required Expense Payments by Adviser	Required Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
December 31, 2024	$95	$(39)	$56	December 31, 2027
March 31, 2025	413	—	413	March 31, 2028
June 30, 2025	316	—	316	June 30, 2028
September 30, 2025	310	—	310	September 30, 2028
December 31, 2025	639	—	639	December 31, 2028
March 31, 2026	203	—	203	March 31, 2029
June 30, 2026	195	—	195	June 30, 2029
Total	$2,171	$(39)	$2,132

Due to/ Due From Adviser

For the three and six months ended June 30, 2026 and June 30, 2025, in accordance with the Expense Support Agreement, the Required Expense Payments by the Adviser were $195 and $398, and $316 and $729, respectively, for certain expenses incurred. As of June 30, 2026 and December 31, 2025, $58 and $0, respectively, remains receivable from the Adviser and are included in Due from adviser on the Consolidated Statements of Assets and Liabilities. As of June 30, 2026 and December 31, 2025, the Company had $301 and $1,161, respectively, of expenses which are owed to the Adviser, and are included in Due to adviser on the Consolidated Statements of Assets and Liabilities.

Management fee

Prior to the BDC Election Date, the Company did not incur management fees. Following the BDC Election Date, the Company began to accrue management fees. The management fee is payable monthly in arrears at an annual rate of 1.00% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month, adjusted for any share issuances or repurchases during the applicable month. For purposes of the Advisory Agreement, net assets mean

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
June 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

the Company’s total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP. For the three and six months ended June 30, 2026 and June 30, 2025, the Company incurred $492 and $896, and $184 and $184, respectively, in management fees. As of June 30, 2026 and December 31, 2025, $167 and $106 of management fees, respectively, were unpaid and are included in management fees payable on the Consolidated Statements of Assets and Liabilities.

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

We will pay the Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•	No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.50% per quarter (6.00% annualized);

•	100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.71% (6.84% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.71%) as the “catch-up”. The “catch-up” is meant to provide the Adviser with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.71% in any calendar quarter; and

•	12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.71% (6.84% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.
27

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
June 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

These calculations are pro-rated for any period of less than three (3) months and adjusted for any share issuances or repurchases during the relevant quarter.

Prior to the BDC Election Date, the Company did not incur incentive fees. Following the BDC Election Date, the Company began to accrue incentive fees. For the three and six months ended June 30, 2026 and June 30, 2025, income based incentive fees were $680 and $1,217, and $283 and $283, respectively. As of June 30, 2026 and December 31, 2025, $680 and $429, respectively, of income based incentive fees were unpaid and are included in Income incentive fees payable on the Consolidated Statements of Assets and Liabilities.

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

Prior to the BDC Election Date, the Company did not incur incentive fees. Following the BDC Election Date, the Company began to accrue incentive fees. For the three and six months ended June 30, 2026 and June 30, 2025, the Company accrued capital gains based incentive fees of $0 and $(85), and $35 and $35, respectively. The accrual for any capital gains incentive fees under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual. As of June 30, 2026 and December 31, 2025, $0 and $85, respectively, were the capital gains incentive fees payable on the Consolidated Statements of Assets and Liabilities.

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
June 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Prior to the BDC Election Date, the Company did not incur administration fees. Following the BDC Election Date, the Company began to accrue administration fees. For the three and six months ended June 30, 2026 and June 30, 2025, the Company incurred $123 and $224, and $46 and $46, respectively, of administration fees. As of June 30, 2026 and as of December 31, 2025, $42 and $27, respectively, of administration fees were unpaid and are included in administration fees payable on the Consolidated Statements of Assets and Liabilities.

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

Subject to any applicable Financial Industry Regulatory Authority, Inc., or FINRA, limitations on underwriting compensation, the Company will pay the Placement Agent a shareholder servicing and/or Distribution Fee, or the Distribution/Servicing Fees, for Common shares equal to 0.85% per annum of the aggregate NAV, as of the beginning of the first calendar day of the applicable month, for the Common shares. The annual Distribution/Servicing Fees are paid by the Company to the Placement Agent pursuant to the Company’s distribution and servicing plan, or the Distribution and Servicing Plan. The Distribution and Service Fees are accrued and payable monthly. For the three and six months ended June 30, 2026 and June 30, 2025, Distribution and Shareholder Servicing Fees incurred were $419 and $762, and $116 and $116, respectively. As of June 30, 2026 and as of December 31, 2025, $142 and $90, respectively, of Distribution and Shareholder Servicing Fees were unpaid and are included in Distribution and Shareholder Servicing Fees payable on the Consolidated Statements of Assets and Liabilities.

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

Controlled/Affiliated Companies

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
June 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying Consolidated Financial Statements, including the Consolidated Schedule of Investments. The Company has made investments in a joint venture that is considered a controlled/affiliated company. For further description, see “Note 4 - Investments”.

(4)  Investments

Fair Value Measurement and Disclosures

The following table shows the composition of the Company’s investment portfolio as of June 30, 2026, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value(1)
First Lien Secured Debt	$396,750	$396,449	$—	$3,151	$393,298	$—
Second Lien Secured Debt	8,710	7,425	—	—	7,425	—
Equity	110	115	—	—	115	—
Investments in Joint Venture	25,908	25,779	—	—	—	25,779
Total Investments	$431,478	$429,768	$—	$3,151	$400,838	$25,779

(1)	In accordance with ASC 820, the Company’s investment in SBLA II JV is measured using the net asset value (or its equivalent) as a practical expedient for fair value and has not been classified in the fair value hierarchy.

The following table shows the composition of the Company’s investment portfolio as of December 31, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value(1)
First Lien Secured Debt	$290,356	$291,011	$—	$3,483	$287,528	$—
Second Lien Secured Debt	8,695	8,730	—	—	8,730	—
Equity	110	110	—	—	110	—
Investments in Joint Venture	18,756	18,764	—	—	—	18,764
Total Investments	$317,917	$318,615	$—	$3,483	$296,368	$18,764

(1)	In accordance with ASC 820, the Company’s investment in SBLA II JV is measured using the net asset value (or its equivalent) as a practical expedient for fair value and has not been classified in the fair value hierarchy.

The following table presents changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2026:

	For the six months ended June 30, 2026
	First Lien Secured Debt	Second Lien Secured Debt	Equity
Fair value, beginning of period	$287,528	$8,730	$110
Purchases	205,004	—	—
Payment-in-kind interest income capitalized	252	—	—
Sales and repayments	(99,709)	—	—
Net (amortization) accretion on investments	767	15	—
Net realized gains (losses) on investments	85	—	—
Net change in unrealized gains (losses) on investments	(629)	(1,320)	5
Transfers out of Level 3 (1)	—	—	—
Transfers into Level 3 (1)	—	—	—
Fair value, end of period	$393,298	$7,425	$115
Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2026	$(319)	$(1,320)	$5

(1)	For the six months ended June 30, 2026, there were no transfers out of/into Level 3.

The following table presents changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2025:

Lord Abbett Private Credit Fund S
   Notes to the Consolidated Financial Statements (Unaudited) (continued)
June 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

For the six months ended June 30, 2025
First Lien Secured Debt
Fair value, beginning of period	$43,714
Purchases	173,703
Sales and repayments	(4,128)
Net (amortization) accretion on investments	160
Net realized gains (losses) on investments	—
Net change in unrealized gains (losses) on investments	361
Transfers out of Level 3 (1)	—
Transfers into Level 3 (1)	—
Fair value, end of period	$213,810
Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2025	$361

(1)	For the six months ended June 30, 2025, there were no transfers out of/into Level 3.

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of June 30, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2026, were as follows:

	Quantitative Information about Level 3 Fair Value Measurements

Asset Category	Fair Value	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average (1)
First Lien Secured Debt	$326,627	Income Approach	Discount Rate	7.33% - 11.88%	9.03%
First Lien Secured Debt	66,671	Market Approach	Transaction Price	N/A	N/A
Second Lien Secured Debt	7,425	Income Approach	Discount Rate	13.45% - 14.45%	13.95%
Equity	115	Market Approach	Transaction Price	N/A	N/A
Total Level 3 Investments	$400,838

The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2025, were as follows:

	Quantitative Information about Level 3 Fair Value Measurements

Asset Category	Fair Value	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average (1)
First Lien Secured Debt	$233,458	Income Approach	Discount Rate	6.65% - 10.41%	8.46%
First Lien Secured Debt	54,070	Market Approach	Transaction Price	N/A	N/A
Second Lien Secured Debt	8,730	Income Approach	Discount Rate	9.94% - 10.44%	10.19%
Equity	110	Market Approach	Transaction Price	N/A	N/A
Total Level 3 Investments	$296,368

(1)	Weighted averages are calculated based on fair value of investments.

The significant unobservable input used in the market approach is the transaction price to acquire the position. There has been no change to the valuation based on the underlying assumptions used at the closing of such transaction. The significant unobservable input used in the income approach is the discount rate. The discount rate is used to discount the estimated future cash flows, which include both future principal and interest payments expected to be received from the underlying investment. An increase/decrease in the discount rate would result in a decrease/increase,

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (continued)
June 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

respectively, in the fair value. There have been no material changes to the valuation approaches utilized during the six months ended June 30, 2026 or the year ended December 31, 2025.

Joint Venture

On May 6, 2025, the Company entered into a joint venture with Stifel Bank & Trust. The joint venture is called SBLA Private Credit II LLC. On March 11, 2025, the SBLA II JV established SBLA Private Credit II Funding, LLC, a wholly-owned subsidiary of the SBLA II JV and a Delaware limited liability company that is a disregarded entity for tax purposes, to hold investment collateral in connection with a credit facility.

The Company and the JV partner have $60 million and $8.6 million, respectively, in total commitments to SBLA II JV, with targeted member ownership interests of approximately 87.5% and 12.5%, respectively. The Company and the JV partner have equal voting rights with respect to the SBLA II JV and the SBLA II JV’s general partner. The SBLA II JV will not be consolidated in the Company’s Consolidated Financial Statements. As of June 30, 2026 and as of December 31, 2025, the Company had commitments of $60 million and $60 million to the SBLA II JV, respectively, of which $34 million and $41 million, respectively, remained unfunded.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (continued)
June 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table presents the consolidated schedule of investments of the SBLA II JV as of June 30, 2026.

SBLA Private Credit II LLC
Consolidated Schedule of Investments
June 30, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Secured Debt(4)(5)
Aerospace & Defense
Accel International Holdings Inc (Term Loan)	1M S + 4.25%	7.89%	4/26/2032	$12,000	$12,000	$12,000	40.73%
					12,000	12,000	40.73
Automobile Components
ATCDT Corp (Term Loan)	1M S + 3.50%	7.24%	1/25/2028	5,709	5,673	5,702	19.36
					5,673	5,702	19.36
Commercial Services & Supplies
KDV Label (Term Loan)	3M S + 3.85%	7.50%	4/30/2029	3,443	3,443	3,412	11.59
KDV Label (Delayed Draw)(6)	1M S + 3.85%	7.50%	4/30/2029	232	232	219	0.74
Meridian Waste Acquisitions, LLC (Term Loan)	3M S + 3.88%	7.59%	8/30/2029	7,685	7,685	7,685	26.09
Meridian Waste Acquisitions, LLC (Delayed Draw 2026 Term Loan)(6)	3M S + 3.88%	7.69%	8/30/2029	92	92	92	0.31
Meridian Waste Acquisitions, LLC (Delayed Draw)(6)	3M S + 3.88%	N/A	8/30/2029	—	—	—	—
Meridian Waste Acquisitions, LLC (Revolver)(6)	3M S + 3.38%	7.21%	8/30/2029	892	892	892	3.03
					12,344	12,300	41.76
Containers & Packaging
Accord Buyer LLC (Term Loan)	1M S + 4.50%	8.24%	5/19/2028	3,631	3,608	3,536	12.01
Accord Buyer LLC (Term Loan B)(6)	1M S + 4.50%	8.24%	5/19/2028	575	575	548	1.86
Schoeneck Containers, LLC (Term Loan)	1M S + 4.10%	7.86%	5/7/2028	3,024	3,024	3,024	10.26
Schoeneck Containers, LLC (Delayed Draw)	1M S + 4.10%	7.86%	5/7/2028	1,545	1,545	1,545	5.24
					8,752	8,653	29.37
Financial Services
Forge Borrower, LLC (Term Loan)	3M S + 4.50%	8.23%	1/31/2033	1,750	1,733	1,733	5.88
MAI Capital Management Intermediate LLC (Term Loan)	3M S + 4.75%	8.48%	8/29/2031	4,775	4,773	4,752	16.13
Trimont Holdings LLC (Term Loan)	1M S + 2.75%	6.39%	5/31/2027	10,500	10,448	10,421	35.37
					16,954	16,906	57.38
Machinery
Iris Acquisition, LLC (Term Loan)	1M S + 5.00%	8.61%	6/9/2033	12,500	12,375	12,375	42.00
LR Purchaser LLC (Term Loan)	3M S + 4.50%	8.23%	3/19/2031	10,910	10,754	10,760	36.52
Rental Equipment Investment Co. (Term Loan)	3M S + 4.75%	8.60%	10/8/2030	12,438	12,297	12,313	41.79
					35,426	35,448	120.31
Professional Services
Investor Group Services LLC (Term Loan)	1M S + 3.25%	7.00%	10/21/2027	4,876	4,847	4,833	16.40
					4,847	4,833	16.40
Real Estate Management & Development
Royal Property Company Borrower LLC (Term Loan A)	1M S + 3.75%	7.39%	5/1/2030	5,951	5,914	5,936	20.15
Royal Property Company Borrower LLC (Term Loan B)	3M S + 5.25%	8.89%	5/1/2031	1,125	1,114	1,114	3.78
Royal Property Company Borrower LLC (Delayed Draw)(6)	3M S + 5.25%	8.89%	5/1/2031	413	399	386	1.31
					7,427	7,436	25.24
Specialty Retail
Alliance Mobile Inc (Term Loan)	3M S + 3.50%	7.38%	8/1/2028	6,137	6,129	6,107	20.72
Alliance Mobile Inc (Incremental Term Loan 2024)	3M S + 3.50%	7.38%	8/1/2028	925	919	921	3.13
Alliance Mobile Inc (Incremental Term Loan 2026 5th Amendment)	3M S + 3.50%	7.38%	8/1/2028	1,500	1,487	1,493	5.07
Alliance Mobile Inc (Delayed Draw)	3M S + 3.50%	7.38%	8/1/2028	570	570	567	1.92
					9,105	9,088	30.84
Textiles, Apparel and Luxury Goods
Colorescience Inc (Term Loan)	3M S + 4.75%	8.74%	1/23/2032	1,585	1,570	1,585	5.38
					1,570	1,585	5.38
Total First Lien Secured Debt					$114,098	$113,951	386.77%
Total Investments at Fair Value					$114,098	$113,951	386.77%

(1)	Unless otherwise indicated, debt investments held by the SBLA II JV are denominated in USD and are income producing. All investments are pledged as collateral under a credit facility, unless otherwise indicated.

(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), which generally resets periodically. For each loan, the SBLA II JV has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of June 30, 2026.
33

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (continued)
June 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with U.S. GAAP.

(4)	Unless otherwise indicated, issuers of debt held by the SBLA II JV are domiciled in the United States.

(5)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 - Investments”).

(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from the unfunded commitment being valued below par and/or unamortized fees, which are capitalized to the investment cost. As of June 30, 2026 the total unfunded loan commitment was approximately $12.0 million.
34

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (continued)
June 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table presents the consolidated schedule of investments of the SBLA II JV as of December 31, 2025.

SBLA Private Credit II LLC
Consolidated Schedule of Investments
December 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Secured Debt(4)(5)
Aerospace & Defense
Unical Aviation Inc (Term Loan)	1M S + 3.75%	7.47%	10/31/2029	$3,404	$3,373	$3,385	15.78%
					3,373	3,385	15.78
Automobile Components
ATCDT Corp (Term Loan)	1M S + 3.50%	7.32%	1/25/2028	5,924	5,875	5,895	27.49
					5,875	5,895	27.49
Beverages
King Juice (Term Loan)	1M S + 4.35%	7.22%	3/25/2027	694	690	694	3.24
King Juice (Revolver)(6)	1M S + 4.35%	7.22%	3/25/2027	27	20	27	0.13
					710	721	3.37
Commercial Services & Supplies
KDV Label (Term Loan)	1M S + 3.85%	8.04%	4/30/2029	3,578	3,565	3,555	16.58
KDV Label (Delayed Draw)(6)	1M S + 3.85%	N/A	4/30/2029	—	(2)	(9)	(0.05)
Meridian Waste Acquisitions, LLC (Term Loan)	3M S + 3.38%	7.81%	8/30/2029	7,598	7,598	7,598	35.43
Meridian Waste Acquisitions, LLC (Delayed Draw)(6)	3M S + 3.88%	7.88%	8/30/2029	3,081	3,081	3,081	14.37
Meridian Waste Acquisitions, LLC (Revolver)(6)	3M P + 2.25%	9.00%	8/30/2029	842	842	842	3.93
					15,084	15,067	70.26
Construction & Engineering
Discovery Marketing And Distributing, LLC (Term Loan)	3M S + 4.00%	7.91%	8/10/2027	7,368	7,313	7,340	34.23
					7,313	7,340	34.23
Containers & Packaging
Accord Buyer LLC (Term Loan)	1M S + 4.50%	8.32%	5/19/2028	3,738	3,708	3,645	17.00
Accord Buyer LLC (Term Loan)(6)	1M S + 4.50%	8.32%	5/19/2028	590	590	564	2.63
					4,298	4,209	19.63
Financial Services
Trimont Holdings LLC (Term Loan)	1M S + 2.75%	6.47%	3/1/2030	11,100	11,017	10,988	51.24
					11,017	10,988	51.24
Industrials
Fairbank Equipment (Term Loan)	3M S + 3.90%	7.72%	12/23/2026	3,883	3,849	3,854	17.97
Madison Safety & Flow LLC (Revolver)(6)	3M S + 2.75%	N/A	9/26/2029	—	—	—	—
					3,849	3,854	17.97
Leisure Products
Buffalo Games LLC (Term Loan)	1M S + 2.50%	6.32%	8/31/2027	1,146	1,137	1,146	5.34
					1,137	1,146	5.34
Machinery
Rental Equipment Investment Co. (Term Loan)	3M S + 4.50%	8.17%	10/8/2030	12,500	12,350	12,344	57.56
Seakeeper Technologies LLC (Term Loan)	3M S + 3.25%	7.09%	7/19/2027	7,702	7,645	7,673	35.78
					19,995	20,017	93.34
Professional Services
Investor Group Services LLC (Term Loan)	1M S + 3.25%	7.04%	10/21/2027	5,108	5,067	5,064	23.61
					5,067	5,064	23.61
Real Estate Management & Development
Royal Property Company Borrower LLC (Term Loan)	1M S + 3.75%	7.47%	2/2/2028	6,033	5,984	6,018	28.06
					5,984	6,018	28.06
Specialty Retail
Alliance Mobile Inc (Term Loan)	3M S + 3.50%	7.32%	8/1/2028	6,410	6,375	6,378	29.74
Alliance Mobile Inc (Term Loan)	3M S + 3.50%	7.32%	8/1/2028	965	957	960	4.48
Alliance Mobile Inc (Delayed Draw)	3M S + 3.50%	7.32%	8/1/2028	598	598	595	2.77
M&M Thrift Management Company LLC (Term Loan)	3M S + 2.25%	6.02%	12/1/2026	4,392	4,366	4,370	20.38
					12,296	12,303	57.37
Total First Lien Secured Debt					$95,998	$96,007	447.69%
Total Investments at Fair Value					$95,998	$96,007	447.69%
35

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (continued)
June 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(1)	Unless otherwise indicated, debt investments held by the SBLA II JV are denominated in USD and are income producing. All investments are pledged as collateral under a credit facility, unless otherwise indicated.

(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), which generally resets periodically. For each loan, the SBLA II JV has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of December 31, 2025.

(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with U.S. GAAP.

(4)	Unless otherwise indicated, issuers of debt held by the SBLA II JV are domiciled in the United States.

(5)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 - Investments”).

(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from the unfunded commitment being valued below par and/or unamortized fees, which are capitalized to the investment cost. As of December 31, 2025, the total unfunded loan commitment was approximately $7.2 million.

The following table presents the selected statements of assets and liabilities information of the SBLA II JV as of June 30, 2026 and December 31, 2025.

SBLA Private Credit II LLC
Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	June 30, 2026	December 31, 2025
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost $114,098 and $95,998, respectively)	$113,951	$96,007
Cash and cash equivalents	6,021	6,099
Interest receivable from non-controlled/non-affiliated investments	284	410
Receivable for investments sold	61	—
Total assets	$120,317	$102,516

LIABILITIES
Debt (net of deferred financing costs of $1,074 and $1,181, respectively)	$88,476	$78,919
Interest payable	1,365	1,361
Distribution payable	778	559
Professional fees payable	136	123
Due to advisor	58	72
Administration fees payable	42	37
Total liabilities	$90,855	$81,071
MEMBERS’ EQUITY
Members’ equity	$29,462	$21,445
Total members’ equity	$29,462	$21,445
Total liabilities and members’ equity	$120,317	$102,516
36

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (continued)
June 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table presents the selected statements of operations information of the SBLA II JV for the three and six months ended June 30, 2026, and the period from May 6, 2025 (commencement of operations) to June 30, 2025.

SBLA Private Credit II LLC
Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the three months ended June 30, 2026	For the six months ended June 30, 2026	For the period from May 6, 2025 (commencement of operations) to June 30, 2025
Investment income
Non-controlled/non-affiliated investments:
Interest income	$2,261	$4,374	$621
Fee income	50	56	—
Total investment income	$2,311	$4,430	$621

Expenses
Interest expense	$1,434	$2,851	$421
Professional fees	(12)	92	34
Administration fees	42	80	10
Other general & administrative	69	70	—
Total expenses	$1,533	$3,093	$465
Net expenses	$1,533	$3,093	$465
Net investment income	$778	$1,337	$156

Net realized gain (loss) and change in unrealized appreciation (depreciation)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$(6)	$(156)	$—
Net change in unrealized appreciation (depreciation):	$(6)	$(156)	$—
Net realized gain (loss) and change in unrealized appreciation (depreciation)	$(6)	$(156)	$—
Net increase (decrease) in net assets resulting from operations	$772	$1,181	$156

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
June 30, 2026
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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the ING Revolving Credit Facility accrue interest at a rate per annum equal to the relevant rate plus an applicable margin of (a) with respect to any ABR Loan, (i) 0.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 0.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount; (b) with respect to any Term Benchmark Loan, (i) 1.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 1.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount, and (c) with respect to any RFR Loans, (i) 1.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 1.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount. In addition, the Company will pay a non-usage fee of 0.375% on the average daily unused amount of the revolving commitments under the ING Revolving Credit Facility. Capitalized terms are as defined in the Credit Agreement. As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the ING Revolving Credit Facility.

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

June 30, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The Borrower may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the BNP ABL Credit Facility accrue interest at a rate per annum equal to the Base Rate plus an applicable margin of 2.00% during the Reinvestment Period and 2.50% following the Reinvestment Period. In addition, the Borrower will pay a non-usage fee that is determined based on the percentage of the Maximum Facility Amount that remains unused, as follows: any Unused Amount during the nine months following the Closing Date, the applicable non-usage fee is 0.50%; any Unused Amount following the nine-month anniversary of the Closing date, (i) if the Unused Amount is greater than or equal to 75% of the Maximum Facility Amount, the non-usage fee shall equal the Applicable Margin; (ii) if the Unused Amount is less than 75% but greater than or equal to 50% of the Maximum Facility Amount, the non-usage fee shall be 1.25%; (iii) if the Unused Amount is less than 50% but greater than or equal to 25% of the Maximum Facility Amount, the non-usage fee shall be 0.75%; and (iv) if the Unused Amount is less than 25% of the Maximum Facility Amount, the non-usage fee shall be 0.00%. As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the BNP ABL Credit Facility.

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

The Company’s outstanding debt obligations were as follows:

	As of June 30, 2026
	Aggregate Borrowing Capacity	Outstanding Principal		Less Unamortized Deferred Financing Costs	Carrying Value per Consolidated Statement of Assets and Liabilities
BNP ABL Credit Facility	$250,000	$198,140		$2,776	$195,364
ING Revolving Credit Facility	125,000	61,619	(1)	1,523	60,096
Total	$375,000	$259,759		$4,299	$255,460

(1)	Net of ($20) in unrealized depreciation related to foreign currency translations.

The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2026.

	As of December 31, 2025
	Aggregate Borrowing Capacity	Outstanding Principal		Less Unamortized Deferred Financing Costs	Carrying Value per Consolidated Statement of Assets and Liabilities
BNP ABL Credit Facility	$250,000	$113,200		$2,831	$110,369
ING Revolving Credit Facility	125,000	82,327	(1)	1,691	80,636
Total	$375,000	$195,527		$4,522	$191,005

(1)	Net of ($28) in unrealized depreciation related to foreign currency translations.

The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2025.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (continued)

June 30, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The components of interest expense were as follows for the three and six months ended June 30, 2026 and June 30, 2025:

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Borrowing interest expense	$3,169	$1,742	$5,685	$2,587
Facility unused fee	122	57	346	97
Amortization of deferred financing costs	265	157	511	232
Total	$3,556	$1,956	$6,542	$2,916

The following table summarizes the average debt outstanding and the weighted average interest cost:

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Weighted average interest rate(1)	5.87%	6.75%	5.81%	6.68%
Weighted average debt outstanding	$218,786	$104,697	$198,284	$78,585

(1)	Excludes facility unused fees and amortization of deferred financing costs.

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2026 and December 31, 2025, the Company had $120,033 and $76,752, respectively, of unfunded commitments to its portfolio companies with details disclosed in the Consolidated Schedules

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (continued)

June 30, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

of Investments. As of June 30, 2026 and December 31, 2025, $34 million and $41 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to the SBLA II JV.

(7) SHAREHOLDERS’ CAPITAL

The following table summarizes the total Common Shares issued and proceeds received from the closings of the Company’s continuous private offerings that occurred for the six months ended June 30, 2026.

Date Received	Shares Issued	Proceeds Received
January 2, 2026	502,788	$12,625
February 2, 2026	760,191	19,058
March 2, 2026	1,149,666	28,592
April 1, 2026	377,517	9,336
May 1, 2026	102,024	2,520
June 1, 2026	137,784	3,395
Total	3,029,970	$75,526

The following table summarizes the total Common Shares issued and proceeds received from the closings of the Company’s continuous private offerings that occurred for the six months ended June 30, 2025.

Date Received	Shares Issued		Proceeds Received
February 12, 2025	N/A	(1)	$7,500
February 27, 2025	N/A	(1)	14,300
March 28, 2025	N/A	(1)	15,000
April 30, 2025	1,000,801		25,000
June 30, 2025	796,178		20,000
Total	1,796,979		$81,800

(1)	Prior to the Conversion Date, the Company did not issue shares.

As of June 30, 2026 and as of December 31, 2025, Lord Abbett and certain registered investment companies and other pooled vehicles advised by Lord Abbett collectively own approximately 68% and 100%, respectively, of the Company.

Distribution Reinvestment Plan

Shareholders whose Common Shares are registered with State Street Bank and Trust Company (the “Agent”), will automatically be enrolled (the “Participants”) in the Company’s Dividend Reinvestment Plan (the “DRIP”). The Company will declare its income dividends or capital gains or other distributions (“Distributions”) payable in Common Shares, or, at the option of shareholders, in cash. Therefore, each Participant will have all Distributions, net of any applicable U.S. withholding taxes, on his or her Common Shares automatically reinvested (net of applicable withholding tax) in additional Common Shares, unless such Participant elects to receive such Distributions in cash by contacting the Agent. An election to receive cash may be revoked or reinstated at the election of the shareholders. On the payment date for a Distribution, the Agent shall receive newly issued Common Shares (“Additional Shares”), including fractions, from the Company for each Participant’s account. The number of Additional Shares to be credited shall be determined by dividing the dollar amount of the Distribution by the net asset value per Common Share on the payment date. The net asset value per Common Share on a particular date shall be the amount calculated on that date (or if not calculated on such date, the amount most recently calculated) by or on behalf of the Company in accordance with the Company’s current private placement memorandum. It is contemplated that the Company will pay dividends at least quarterly. If, for any reason beyond the control of the Agent, reinvestment of the Distributions cannot be completed within thirty (30) days after the applicable payment date for such Distribution, funds held by the Agent on behalf of a Participant will be distributed to that Participant.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (continued)

June 30, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table summarizes the Company’s distributions declared, paid and payable for the six months ended June 30, 2026:

Date Declared	Record Date	Payment Date	Per Share	Total Amount
January 23, 2026	January 31, 2026	February 25, 2026	$0.19	$1,060
February 24, 2026	February 28, 2026	March 26, 2026	0.19	1,203
March 23, 2026	March 31, 2026	April 29, 2026	0.19	1,423
April 20, 2026	April 30, 2026	May 29, 2026	0.19	1,495
May 26, 2026	May 31, 2026	June 26, 2026	0.19	1,516
June 23, 2026	June 30, 2026	July 28, 2026	0.19	1,544
Total				$8,241

The following table summarizes the Company’s distributions declared and paid for the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Per Share			Total Amount
March 28, 2025	March 28, 2025	March 28, 2025	$	N/A	(1)	$984
June 30, 2025	June 30, 2025	July 10, 2025		0.45		1,850
Total						$2,834

(1)	Prior to the Conversion Date, the Company had no shares outstanding.

The following table summarizes the amounts received and Common Shares issued to shareholders who have participated in the DRIP for the six months ended June 30, 2026:

Payment Date	DRIP Shares Issued	Amount per share	DRIP Shares Value
February 25, 2026	189	$25.07	$5
March 26, 2026	1,588	24.87	39
April 29, 2026	4,807	24.73	119
May 29, 2026	6,677	24.70	165
June 26, 2026	7,017	24.64	175
	20,278		$503

Share Repurchase Program

The Company commenced a share repurchase program in which it intends to repurchase up to 5% of the Common Shares outstanding as of the close of the previous calendar quarter, at the discretion of the Board. The Board may amend, suspend or terminate the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Should the Board suspend the share repurchase program, the Board will consider whether the continued suspension of the program is in the best interests of the Company and its shareholders on a quarterly basis. However, the Board is not required to authorize the recommencement of the share repurchase program within any specified period of time. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

On April 30, 2026, under the Company’s share repurchase program, the Company made a tender offer to purchase up to 316,839.86 Common Shares, which represents approximately 5% of the Company’s outstanding shares as of February 28, 2026. The tender offer was for cash at a price equal to the net asset value per share as of June 30, 2026. The offer expired at 11:59 P.M., Eastern Time, on May 29, 2026. No shares were validly tendered prior to the expiration of the offer.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (continued)

June 30, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(8) CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the consolidated financial highlights for the six months ended June 30, 2026:

For the six months ended June 30, 2026
Per Share Data(1)
Net asset value, beginning of period	$25.11
Net investment income (loss)	1.09
Net realized and unrealized gain (loss)(2)	(0.35)
Net increase (decrease) in net assets resulting from operations	0.74
Distributions declared from net investment income(3)	(1.14)
Total increase (decrease) in net assets	(0.40)
Net asset value, end of period	24.71
Common Shares outstanding at end of period	8,123,879
Total return based on net asset value(4)	3.0%
Ratio/Supplemental Data:
Net assets at end of period	$200,732
Ratio of expenses before expense reimbursement to average net asset value(5)	11.7%
Ratio of net expenses to average net asset value(5)	11.3%
Ratio of net investment income to average net asset value(5)	8.9%
Asset coverage ratio	177%
Portfolio turnover	26%

(1)	Per share data has been derived based on the weighted average number of shares outstanding for the six months ended June 30, 2026.

(2)	Net unrealized and realized gain (loss) per share may not correlate to the aggregate of the net realized and unrealized gain (loss) in the Consolidated Statement of Operations, primarily due to the timing of the issuance of the Company’s Common Shares.

(3)	The tax character of distributions is determined based on the total amount of taxable income for the full tax year and cannot be confirmed until after the close of the tax year. Accordingly, the tax character of the Company’s distributions as denoted herein may be re-characterized later based on taxable income for the full tax year.

(4)	Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company’s dividend reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any. Total returns for periods of less than 1 year are not annualized.

(5)	Annualized for the six months ended June 30, 2026.
43

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (continued)

June 30, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following are the financial highlights for the six months ended June 30, 2025:

For the six months ended June 30, 2025
Per Share Data(1)
Net asset value, at March 31, 2025	$25.06
Net investment income (loss)	0.61
Net realized and unrealized gain (loss)(2)	(0.10)
Net increase (decrease) in net assets resulting from operations	0.51
Distributions declared(3)	(0.45)
Total increase (decrease) in net assets	0.06
Net asset value, end of period	25.12
Common Shares outstanding at end of period	4,076,979
Total return based on net asset value(4)	5.35%
Ratio/Supplemental Data:
Net assets at end of period	$102,401
Ratio of expenses before waiver and expense reimbursement to average net asset value(5)	15.96%
Ratio of net expenses to average net asset value(5)	13.31%
Ratio of net investment income to average net asset value(5)	11.07%
Asset coverage ratio	179%
Portfolio turnover	2.92%

(1)	Prior to the Conversion Date, the Company had no shares outstanding. Per share data has been derived based on the weighted average number of shares outstanding for the period from March 31, 2025 to June 30, 2025.

(2)	Net unrealized and realized gain (loss) per share does not correlate to the aggregate of the net realized and unrealized gain(loss) in the Statement of Operations, primarily due to the timing of the issuance of the Company’s common shares.

(3)	Per share distribution amounts are based on actual rate per share on the distribution date.

(4)	Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company’s distribution reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any. Total returns for periods of less than 1 year are not annualized.

(5)	Annualized for the six months ended June 30, 2025, except for organizational costs.

(9) SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the Consolidated Financial Statements were issued. There have been no subsequent events that require recognition or disclosure through the date the Consolidated Financial Statements were issued, except as disclosed below.

Distributions

On July 21, 2026, the Company declared a distribution of approximately $0.19 per share to shareholders of record as of July 30, 2026 to be paid on or about August 27, 2026.

July and August 2026 Subscriptions

The Company received $11.7 million ($6.0 million of which was received prior to or on June 30, 2026 and is recorded in Subscriptions received in advance in our Consolidated Statements of Assets and Liabilities) of proceeds relating to the issuance of Common Shares for subscriptions effective July 1, 2026 and August 3, 2026.

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

OVERVIEW

We were formed on September 26, 2024, as a Delaware limited partnership named Lord Abbett Private Credit Fund A, LP. On March 31, 2025, we converted to a Delaware statutory trust and were renamed Lord Abbett Private Credit Fund S. We are a non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We are externally managed by the Adviser, which manages our day-to-day operations and provides us with investment advisory services pursuant to the terms of the Advisory Agreement. The Adviser is registered as an investment adviser with the SEC. The Company has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Expense Support and Conditional Reimbursement Agreement

Pursuant to the Expense Support Agreement that we have entered into with the Adviser, the Adviser is obligated to advance all of our Other Operating Expenses (each, a “Required Expense Payment”) to the effect that such expenses do not exceed 0.70% (on an annualized basis) of the Company’s NAV. Any Required Expense Payment must be paid by the Adviser to us in any combination of cash or other immediately available funds and/or offset against amounts due from us to the Adviser or its affiliates. “Other Operating Expenses” means the Company’s organizational and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, excluding the Company’s base management and incentive fees owed to the Adviser, financing fees and costs (other than upfront fees on the Company’s initial credit facility), brokerage commissions, placement agent fees, costs and expenses of distributing and placing the Common Shares, extraordinary expenses and any interest expenses owed by the Company, all as determined in accordance with GAAP.

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

Following any month in which Other Operating Expenses are below the Expense Cap on an annualized basis, the Adviser may be reimbursed (a “Required Reimbursement Payment”) for any Required Expense Payment to the extent that (i) the Other Operating Expenses, inclusive of such Required Reimbursement Payment, remain at or below the Expense Cap and (ii) the applicable Required Expense Payment was made no more than three (3) years prior to the Required Reimbursement Payment.

Following any calendar month in which Available Operating Funds exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Voluntary Expense Payments made by the Adviser to the Company within three (3) years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company with respect to Voluntary Expense Payments shall be referred to herein as a “Voluntary Reimbursement Payment”, and together with the Required Reimbursement Payments, the “Reimbursement Payments”. “Available Operating Funds” means the sum of (i) our net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) our net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

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

The Expense Support Agreement is effective until April 1, 2027 and shall renew automatically for successive one-year terms thereafter unless either the Company or the Adviser determines to terminate it and so notifies the other party. Either the Company or the Adviser may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by the Company to the Adviser will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.

The following table presents a cumulative summary of the expense payments and reimbursement payments since the Company’s commencement of operations:

For the Quarter Ended	Required Expense Payments by Adviser	Required Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
December 31, 2024	$95	$(39)	$56	December 31, 2027
March 31, 2025	413	—	413	March 31, 2028
June 30, 2025	316	—	316	June 30, 2028
September 30, 2025	310	—	310	September 30, 2028
December 31, 2025	639	—	639	December 31, 2028
March 31, 2026	203	—	203	March 31, 2029
June 30, 2026	195	—	195	June 30, 2029
Total	$2,171	$(39)	$2,132

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio is presented below:

	As of June 30, 2026			As of December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Secured Debt	$396,750	$396,449	92%	$290,356	$291,011	91%
Second Lien Secured Debt	8,710	7,425	2	8,695	8,730	3
Equity	110	115	—(a)	110	110	—(a)
Investments in Joint Venture	25,908	25,779	6	18,756	18,764	6
Total Investments at Fair value	$431,478	$429,768	100%	$317,917	$318,615	100%

(a)	Amount is less than 1%

Our debt portfolio displayed the following characteristics of each of our investments:

	June 30, 2026	December 31, 2025
Number of portfolio companies	60	40
Percentage of performing debt bearing a floating rate	100%	100%
Percentage of performing debt bearing a fixed rate	0%	0%
Percentage of our total portfolio on non-accrual	0%	0%

The following table presents information concerning portfolio companies to which the Company has made loans:

Portfolio Company Metrics(1):
Median 12-month EBITDA:	$96 million
Weighted average net leverage:	5.0x(2)(3)
Weighted average loan to value:	44%(2)(4)
Weighted average interest coverage:	2.4x(2)(5)
Weighted average yield on debt investments, at cost:	9.3%(6)

(1)	Amounts were derived from the most recently available financial statements provided by portfolio companies which have not been independently verified by us and may reflect a normalized or adjusted amount. Such amounts have not been independently estimated by us, and accordingly, we take no responsibility for such numbers and make no representation or warranty in respect of this information.

(2)	Weighted average metrics are calculated as a percentage of funded par value of debt investments.

(3)	Net leverage is the ratio of total senior debt minus cash divided by EBITDA and taking into account leverage through the tranche to which the Company is a lender.

(4)	Calculated using total senior debt minus cash divided by total enterprise value estimated by the private equity sponsor or market comparables and taking into account leverage through the tranche to which the Company is a lender.

(5)	Interest coverage for a particular portfolio company is calculated by taking EBITDA and dividing by annualized latest reported interest expense.
47

(6)	Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, plus the annual unused fees, as applicable on debt securities divided by (b) total debt investments at par value included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.

Investment Activity

Our investment activity is presented below:

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Investment Activity
Investments, beginning of period	$318,615	$43,714
New investments purchased	212,156	186,840
Payment-in-kind interest income capitalized	252	—
Investments sold or repaid	(99,727)	(4,128)
Net accretion of discount on investments	795	160
Net realized gain (loss) on investments	87	—
Net change in unrealized appreciation (depreciation)	(2,410)	361
Investments, end of period	$429,768	$226,947

Portfolio Companies
Portfolio Companies Beginning Period	40	5
Number of new investment commitments in portfolio companies	24	18
Number of investment commitments exited or fully repaid	4	—
Number of Portfolio Companies at period end	60	23
Count of investments	61	24
Count of industries	26	13

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the three months ended June 30, 2026	For the three months ended June 30, 2025
Total investment income	$9,835	$4,344
Less: Net expenses	5,495	2,519
Net investment income before taxes	4,340	1,825
Net investment income after taxes	4,340	1,825
Net change in unrealized appreciation (depreciation)	66	281
Net realized gain (loss)	—	—
Net increase (decrease) in net assets resulting from operations	$4,406	$2,106

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Total investment income	$17,801	$6,329
Less: Net expenses	9,961	3,456
Net investment income before taxes	7,840	2,873
Net investment income after taxes	7,840	2,873
Net change in unrealized appreciation (depreciation)	(2,403)	361
Net realized gain (loss)	87	—
Net increase (decrease) in net assets resulting from operations	$5,524	$3,234

Investment Income

For the three months ended June 30, 2026, total investment income increased to $9.8 million from $4.3 million for the same period in the prior year, primarily driven by deployment of capital, interest income from our investments, and change in invested balance. The size of our investment portfolio at fair value increased to $430 million at June 30, 2026 from $227 million at June 30, 2025. We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments, and changes in interest rates. The composition of our investment income for the three and six months ended June 30, 2026 and for the three and six months ended June 30, 2025 was as follows (dollars in thousands):

	For the three months ended June 30, 2026	For the three months ended June 30, 2025
Investment income:
Non-controlled/non-affiliated investments:
Interest income	$8,658	$4,047
Payment-in-kind interest income	127	—
Fee income	370	160
Controlled/affiliated investments:
Dividend income	680	137
Total Investment Income	$9,835	$4,344
48

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Investment income:
Non-controlled/non-affiliated investments:
Interest income	$15,859	$5,954
Payment-in-kind interest income	252	—
Fee income	521	238
Controlled/affiliated investments:
Dividend income	1,169	137
Total Investment Income	$17,801	$6,329

Expenses:

Expenses were as follows:

	For the three months ended June 30, 2026	For the three months ended June 30, 2025
Expenses:
Interest expense	$3,556	$1,956
Income incentive fees	680	283
Management fees	492	184
Distribution and shareholder servicing fees	419	116
Professional fees	326	249
Administration fees	123	46
Other general & administrative	94	14
Organizational costs	—	—
Capital gains incentive fees	—	35
Total expenses	$5,690	$2,883
Expense reimbursement	(195)	(316)
Management fees waived	—	(48)
Net expenses	$5,495	$2,519

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Expenses:
Interest expense	$6,542	$2,916
Income incentive fees	1,217	283
Management fees	896	184
Distribution and shareholder servicing fees	762	116
Professional fees	640	390
Administration fees	224	46
Other general & administrative	163	83
Organizational costs	—	180
Capital gains incentive fees	(85)	35
Total expenses	$10,359	$4,233
Expense reimbursement	(398)	(729)
Management fees waived	—	(48)
Net expenses	$9,961	$3,456

The increase in total expenses before expense support for the three and six months ended June 30, 2026, increased compared to the three and six months ended June 30, 2025, primarily as a result of increased interest and debt financing expenses incurred in connection with our borrowings, increase in management fees due to an increase in the Company’s average net assets and an increase in income based incentive fees due to growth of the Company’s income. We anticipate expenses to continue to grow consistent with capital deployment and borrowings over time.

Interest and Other Financing Expenses

Interest expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs for the three and six months ended June 30, 2026 were $3,556 and $6,542, respectively. Total interest expense (including unused commitment fees, amortization of debt issuance costs and deferred financing costs for the three and six months ended June 30, 2025, was approximately $1,956 and $2,916, respectively. The increase in total interest expense was primarily driven by the growth our portfolio and corresponding increase in our debt facility usage. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three and six months ended June 30, 2026, was 5.87% and 5.81%, respectively. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three and six months ended June 30, 2025, was 6.75% and 6.68%, respectively.

49

Net realized gain (loss) and change in unrealized appreciation (depreciation)

Net realized gain (loss) and change in unrealized appreciation (depreciation) were as follows:

	For the three months ended June 30, 2026	For the three months ended June 30, 2025
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$—	$—
Foreign currency transactions	—	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	72	281
Controlled/affiliated investments	(6)	—
Net realized gain (loss) and change in unrealized appreciation (depreciation)	$66	$281

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$85	$—
Foreign currency transactions	2	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(2,266)	361
Controlled/affiliated investments	(137)	—
Net realized gain (loss) and change in unrealized appreciation (depreciation)	$(2,316)	$361

For the three and six months ended June 30, 2026, net realized gain (loss) and change in unrealized appreciation (depreciation) was $66 and $(2,316) million, respectively, which was primarily the result of the changes in spreads in the primary and secondary markets.

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

Our primary use of cash is investments in portfolio companies, payments of our expenses, funding repurchases under our share repurchase program and payment of cash distributions to our shareholders. Details of our credit facilities are described in “Item 1: Consolidated Financial Statements --Notes to Consolidated Financial Statements --Note 5. Debt.” The average debt-to-equity leverage ratio during the three months ended June 30, 2026 was approximately 1.10x. We may also, from time to time, enter into new credit facilities, increase the size of existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

50

Unregistered Sales of Equity Securities

The following table summarizes the total Common Shares issued and proceeds received from the closings of the Company’s continuous private offerings that occurred for the six months ended June 30, 2026.

Date Received	Shares Issued	Proceeds Received
January 2, 2026	502,788	$12,625
February 2, 2026	760,191	19,058
March 2, 2026	1,149,666	28,592
April 1, 2026	377,517	9,336
May 1, 2026	102,024	2,520
June 1, 2026	137,784	3,395
Total	3,029,970	$75,526

The following table summarizes the total Common Shares issued and proceeds received from the closings of the Company’s continuous private offerings that occurred for the six months ended June 30, 2025.

Date Received	Shares Issued	Proceeds Received
February 12, 2025	N/A(1)	$7,500
February 27, 2025	N/A(1)	14,300
March 28, 2025	N/A(1)	15,000
April 30, 2025	1,000,801	25,000
June 30, 2025	796,178	20,000
Total	1,796,979	$81,800

(1)	Prior to the Conversion Date, the Company did not issue shares.

Distributions

The following table summarizes the Company’s distributions declared, paid and payable for the six months ended June 30, 2026:

Date Declared	Record Date	Payment Date	Per Share	Total Amount

January 23, 2026	January 31, 2026	February 25, 2026	$0.19	$1,060
February 24, 2026	February 28, 2026	March 26, 2026	0.19	1,203
March 23, 2026	March 31, 2026	April 29, 2026	0.19	1,423
April 20, 2026	April 30, 2026	May 29, 2026	0.19	1,495
May 26, 2026	May 31, 2026	June 26, 2026	0.19	1,516
June 23, 2026	June 30, 2026	July 28, 2026	0.19	1,544
Total				$8,241

The following table summarizes the Company’s distributions declared, paid and payable for the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Per Share	Total Amount

March 28, 2025	March 28, 2025	March 28, 2025	N/A(1)	984
June 30, 2025	June 30, 2025	July 10, 2025	0.45	1,850
Total				$2,834

(1)	Prior to the Conversion Date, the Company had no shares outstanding
51

Dividend Reinvestment Plan

Shareholders whose Common Shares are registered with State Street Bank and Trust Company (the “Agent”), will automatically be enrolled (the “Participants”) in the Company’s Dividend Reinvestment Plan (the “DRIP”). The Company will declare its income dividends or capital gains or other distributions (“Distributions”) payable in Common Shares, or, at the option of shareholders, in cash. Therefore, each Participant will have all Distributions, net of any applicable U.S. withholding taxes, on his or her Common Shares automatically reinvested (net of applicable withholding tax) in additional Common Shares, unless such Participant elects to receive such Distributions in cash by contacting the Agent. An election to receive cash may be revoked or reinstated at the election of the shareholders. On the payment date for a Distribution, the Agent shall receive newly issued Common Shares (“Additional Shares”), including fractions, from the Company for each Participant’s account. The number of Additional Shares to be credited shall be determined by dividing the dollar amount of the Distribution by the net asset value per Common Share on the payment date. The net asset value per Common Share on a particular date shall be the amount calculated on that date (or if not calculated on such date, the amount most recently calculated) by or on behalf of the Company in accordance with the Company’s current private placement memorandum. It is contemplated that the Company will pay dividends at least quarterly. If, for any reason beyond the control of the Agent, reinvestment of the Distributions cannot be completed within thirty (30) days after the applicable payment date for such Distribution, funds held by the Agent on behalf of a Participant will be distributed to that Participant.

The following table summarizes the amounts received and Common Shares issued to shareholders who have participated in the DRIP for the six months ended June 30, 2026:

Payment Date	DRIP Shares Issued	Amount per share	DRIP Shares Value
February 25, 2026	189	$25.07	$5
March 26, 2026	1,588	24.87	39
April 29, 2026	4,807	24.73	119
May 29, 2026	6,677	24.70	165
June 26, 2026	7,017	24.64	175
Total	20,278		$503

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

On April 30, 2026, under the Company’s share repurchase program, the Company made a tender offer to purchase up to 316,839.86 Common Shares, which represents approximately 5% of the Company’s outstanding shares as of February 28, 2026. The tender offer was for cash at a price equal to the net asset value per share as of June 30, 2026. The offer expired at 11:59 P.M., Eastern Time, on May 29, 2026. No shares were validly tendered prior to the expiration of the offer.

Debt

The Company’s outstanding debt obligations were as follows:

	As of June 30, 2026
	Aggregate Principal Committed	Outstanding Principal		Less Unamortized Deferred Financing Costs	Carrying Value per Consolidated Statement of Assets and Liabilities
BNP ABL Credit Facility	$250,000	$198,140		$2,776	$195,364
ING Revolving Credit Facility	125,000	61,619	(1)	1,523	60,096
Total	$375,000	$259,759		$4,299	$255,460

(1)	Net of ($20) in unrealized depreciation related to foreign currency translations
52

	As of December 31, 2025
	Aggregate Principal Committed	Outstanding Principal		Less Unamortized Deferred Financing Costs	Carrying Value per Consolidated Statement of Assets and Liabilities
BNP ABL Credit Facility	$250,000	$113,200		$2,831	$110,369
ING Revolving Credit Facility	125,000	82,327	(1)	1,691	80,636
Total	$375,000	$195,527		$4,522	$191,005

(1)	Net of ($28) in unrealized depreciation related to foreign currency translations

RECENT DEVELOPMENTS

Refer to Note 9 – Subsequent Events to our Consolidated Financial Statements included in this Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis is based on our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements.

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

53

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

54

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

As of June 30, 2026, approximately 100.0% of our debt investments were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2026, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of June 30, 2026):

	Interest Income	Interest Expense	Net Income
Up 100 basis points	$4,102	$2,598	$1,504
Up 50 basis points	2,051	1,299	752
Down 50 basis points	(2,051)	(1,299)	(752)
Down 100 basis points	(4,102)	(2,598)	(1,504)
Down 200 basis points	(8,204)	(5,196)	(3,008)

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed under Item 1A of our Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks disclosed in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results. During the fiscal quarter ended June 30, 2026, there have been no material changes to the risk factors set forth in our Form 10-K except for the following:

Illiquid Investments and Restrictions on Withdrawal. An investment in the Company is suitable only for certain sophisticated investors that have no need for immediate liquidity in respect of their investment and who can accept the risks associated with investing in illiquid investments.

55

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

Economic or other external events may also result in a significant volume of repurchase requests in a given period or on a sustained basis across periods. Most of our assets consist of instruments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have sufficient liquid resources to make repurchase offers. If we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time or held such assets to their maturity, and our results of operations and financial condition could be materially adversely affected.

Repurchase Program Risk. Our Board has adopted a share repurchase program, and may amend, suspend or terminate the share repurchase program at any time in its discretion. You may not be able to sell your Common Shares at all in the event our Board amends, suspends or terminates the share repurchase program. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The presence of large shareholders or platform concentrations may increase the likelihood of oversubscription in future repurchase offers, further constraining liquidity available to other shareholders. The share repurchase program has many limitations and should not be relied upon as a method to sell Common Shares promptly or at a desired price. Shareholders seeking liquidity may experience delays in fully liquidating their investments and will remain subject to NAV fluctuations during such periods. Significant repurchase requests, whether for a single period or for a sustained period, could also adversely affect our ability to conduct our investment program, strain our capacity to source investment opportunities and/or deploy capital promptly on attractive terms and/or increase operational complexity and/or expenses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 7 - Shareholders’ Capital” in this Report for the issuance of Common Shares for the three months ended June 30, 2026. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

56

Item 6. Exhibits and Financial Statement Schedules

(a) Exhibits

The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1***	Certificate of Trust
3.2*	Amended and Restated Declaration of Trust
3.3*	Bylaws
10.1*	Distribution and Servicing Plan
10.2****	Amendment to Supplement, dated June 9, 2026, to Transfer Agency and Service Agreement, dated April 1, 2025.
31.1****	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2****	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*****	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*****	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS****	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH****	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104****	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56724) filed on April 1, 2025.
**	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2026.
***	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2025.
****	Filed herewith
*****	Furnished herewith
57

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lord Abbett Private Credit Fund S

Date: August 13, 2026	/s/ Stephan Kuppenheimer
Stephan Kuppenheimer
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	/s/ Salvatore Dona
Salvatore Dona
Chief Financial Officer and Treasurer
(Principal Financial Officer)
58