Form 10-Q
period 2026-09-30
Lord Abbett Private Credit Fund S
filed 2026-11-12
CIK 2041841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026, the registrant had 9,367,081 shares of common stock, $0.01 par value per share, outstanding.

Lord Abbett Private Credit Fund S

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2026

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

Lord Abbett Private Credit Fund S

Consolidated Statements of Assets and Liabilities (Unaudited)

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

	September 30, 2026	December 31, 2025
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost $458,881 and $299,161, respectively)	$457,142	$299,851
Controlled/affiliated investments (cost $25,908 and $18,756, respectively)	25,850	18,764
Total investments at fair value (cost of $484,789 and $317,917, respectively)	$482,992	$318,615
Cash and cash equivalents	14,996	19,201
Interest receivable from non-controlled/non-affiliated investments	3,535	1,208
Dividend receivable from controlled/affiliated investments	740	489
Due from affiliate	378	—
Receivable for investments sold	286	16
Foreign currencies (cost $3 and $46, respectively)	3	46
Other assets	2	2
Total assets	$502,932	$339,577

LIABILITIES
Debt (net of deferred financing costs $3,940 and $4,522, respectively) (Note 5)	$264,529	$191,005
Subscriptions received in advance (Note 9)	4,180	12,625
Interest payable	3,085	2,065
Distribution payable	1,746	964
Professional fees payable	1,152	395
Income incentive fees payable (Note 3)	759	429
Due to affiliate	205	1,161
Management fees payable (Note 3)	188	106
Distribution and shareholder servicing fees payable (Note 3)	160	90
Accrued expenses and other liabilities	107	173
Administration fees payable (Note 3)	47	27
Payables for investment purchased	—	3,032
Capital gains incentive fees payable (Note 3)	—	85
Total liabilities	$276,158	$212,157
Total net assets	$226,774	$127,420
Commitments and contingencies (Note 6)
NET ASSETS
Common shares, $0.01 par value (9,187,784 and 5,073,629 shares issued and outstanding, respectively, unlimited number of authorized shares)	$92	$51
Paid in capital in excess of par value	229,153	126,935
Total distributable earnings (accumulated loss)	(2,471)	434
Total net assets	$226,774	$127,420
Total liabilities and net assets	$502,932	$339,577
Net asset value per share	$24.68	$25.11

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S

Consolidated Statements of Operations (Unaudited)

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the three months ended September 30, 2026	For the three months ended September 30, 2025	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Investment income
Non-controlled/non-affiliated investments:
Interest income	$9,551	$5,431	$25,410	$11,385
Payment-in-kind interest income	129	—	381	—
Fee income	409	161	930	399
Controlled/affiliated investments:
Dividend income	740	425	1,909	562
Total investment income	$10,829	$6,017	$28,630	$12,346

Expenses
Interest expense	$3,843	$2,652	$10,385	$5,569
Income incentive fees (Note 3)	759	369	1,976	652
Professional fees	630	363	1,270	753
Management fees (Note 3)	538	273	1,434	457
Distribution and shareholder servicing fees (Note 3)	457	232	1,219	348
Other general & administrative	140	19	303	101
Administration fees (Note 3)	134	68	358	114
Organizational costs	—	—	—	180
Capital gains incentive fees (Note 3)	—	28	(85)	63
Total expenses	$6,501	$4,004	$16,860	$8,237
Expense reimbursement (Note 3)	$(525)	$(310)	$(923)	$(1,039)
Management fees waived (Note 3)	—	—	—	(48)
Net expenses	$5,976	$3,694	$15,937	$7,150
Net investment income (loss)	$4,853	$2,323	$12,693	$5,196

Net realized gain (loss) and change in unrealized appreciation (depreciation)
Non-controlled/non-affiliated investments	$—	$—	$87	$—
Net realized gain (loss)	$—	$—	$87	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$(137)	$138	$(2,403)	$499
Controlled/Affiliated investments	71	87	(66)	87
Net change in unrealized appreciation (depreciation)	$(66)	$225	$(2,469)	$586
Net realized gain (loss) and change in unrealized appreciation (depreciation)	$(66)	$225	$(2,382)	$586
Net increase (decrease) in net assets resulting from operations	$4,787	$2,548	$10,311	$5,782

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the three months ended September 30, 2026	For the three months ended September 30, 2025	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$4,853	$2,323	$12,693	$5,196
Net realized gain (loss)	—	—	87	—
Net change in unrealized appreciation (depreciation)	(66)	225	(2,469)	586
Net increase (decrease) in net assets resulting from operations	$4,787	$2,548	$10,311	$5,782

Distributions to common shareholders:
Distributions from net investment income	$(4,977)	$(2,711)	$(13,218)	$(5,544)
Net decrease in net assets resulting from distributions	$(4,977)	$(2,711)	$(13,218)	$(5,544)

Capital share transactions:
Proceeds from capital contributions/shares sold	$25,612	$13,003	$101,138	$94,803
Distributions reinvested	620	—	1,123	—
Net increase (decrease) from capital share transactions	$26,232	$13,003	$102,261	$94,803
Total increase (decrease) in net assets	$26,042	$12,840	$99,354	$95,041
Net assets, beginning of period	$200,732	$102,401	$127,420	$20,200
Net assets, end of period	$226,774	$115,241	$226,774	$115,241

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S

Consolidated Statements of Cash Flows (Unaudited)

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$10,311	$5,782
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	(87)	—
Net change in unrealized (appreciation) depreciation	2,469	(586)
Purchases of investments	(290,851)	(226,452)
Payment-in-kind interest income capitalized	(381)	—
Proceeds from sales and principal repayments	125,535	20,628
Net amortization (accretion) on investments	(1,087)	(376)
Amortization of deferred financing costs	764	469
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(2,327)	(1,139)
Dividend receivable from controlled/affiliated investments	(251)	(425)
Due from affiliate	(378)	23
Receivable for investments sold	(270)	(31)
Other assets	—	(5)
Interest payable	1,020	1,393
Income incentive fees payable	330	369
Professional fees payable	757	153
Due to affiliate	(956)	—
Management fees payable	82	96
Administration fees payable	20	24
Accrued expenses and other liabilities	(66)	366
Payables for investment purchased	(3,032)	—
Capital gains incentive fees payable	(85)	63
Distribution and shareholder servicing fees payable	70	82
Net cash provided by (used in) operating activities	$(158,413)	$(199,566)

Cash flows from financing activities:
Borrowings of debt	323,350	413,939
Repayments of debt	(250,382)	(299,639)
Subscriptions received in advance	4,180	—
Proceeds from shares sold	88,513	94,803
Income distributions to common shareholders, net of distributions payable and reinvested	(11,313)	(4,823)
Deferred financing costs paid	(183)	(4,453)
Net cash provided by (used in) financing activities	$154,165	$199,827
Net increase (decrease) in cash, cash equivalents and foreign currencies	(4,248)	261
Cash, cash equivalents and foreign currencies at beginning of period	19,247	3,855
Cash, cash equivalents, and foreign currencies at end of period	$14,999	$4,116

Supplemental cash flow information
Interest paid during the period	$8,601	$3,707
Reinvestment of distributions during the period	$1,123	$—
Payment-in-kind interest income	$381	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S

Consolidated Schedule of Investments (Unaudited)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Secured Debt(4) (5)
Aerospace & Defense
AA&D Midco Inc (Revolver)(6)	3M S + 4.25%	8.32%	11/29/2030	$84	$65	$84	0.04%
AA&D Midco Inc (Term Loan)	3M S + 4.25%	8.32%	11/29/2030	22,848	22,643	22,848	10.08
Accel International Holdings Inc (Term Loan)	1M S + 4.25%	8.15%	4/26/2032	568	565	568	0.25
Accel International Holdings Inc (Revolver)(6)	1M S + 4.25%	N/A	4/26/2032	—	(9)	—	—
Advanced Integration Technology LP (Term Loan)	1M S + 5.75%	9.65%	6/1/2033	19,526	19,338	19,331	8.52
Electro Methods (Term Loan)	3M S + 4.50%	8.26%	2/23/2032	10,644	10,514	10,631	4.69
Electro Methods (Revolver)(6)	3M S + 4.50%	N/A	2/23/2032	—	(30)	(3)	—
International Aerospace Coatings Holdings LP (Term Loan)(7)	3M S + 5.25%	8.89%	5/14/2032	10,314	10,160	10,185	4.49
International Aerospace Coatings Holdings LP (Delayed Draw)(6) (7)	3M S + 5.25%	9.01%	5/14/2032	459	448	440	0.19
					63,694	64,084	28.26
Air Freight & Logistics
Auctane, Inc. (6th Amendment Incremental Term Loan 2026)	3M S + 5.75%	9.51%	6/1/2033	7,218	7,113	7,127	3.14
eShipping LLC (Term Loan)	3M S + 4.25%	8.32%	12/23/2032	5,244	5,220	5,244	2.31
eShipping LLC (Delayed Draw)(6)	3M S + 4.25%	N/A	12/23/2032	—	(4)	—	—
eShipping LLC (Revolver)(6)	3M S + 4.25%	N/A	12/23/2032	—	(4)	—	—
ICAT Intermediate Holdings LLC (Term Loan)	1M S + 6.25%	10.15%	3/1/2029	4,100	4,054	4,018	1.77
ICAT Intermediate Holdings LLC (Delayed Draw)	1M S + 6.25%	10.15%	3/1/2029	2,065	2,043	2,024	0.89
ICAT Intermediate Holdings LLC (Revolver)(6)	1M S + 6.25%	N/A	3/1/2029	—	(5)	(8)	—
ICAT Intermediate Holdings LLC (Delayed Draw 2026 5th Amendment)	1M S + 6.25%	10.01%	3/1/2029	1,029	1,016	1,009	0.45
ICAT Intermediate Holdings LLC (Term Loan 2026)	1M S + 6.25%	10.01%	3/1/2029	1,480	1,452	1,451	0.64
ICAT Intermediate Holdings LLC (Delayed Draw 2026 Term Loan A)	1M S + 6.25%	10.15%	3/1/2029	395	388	387	0.17
ICAT Intermediate Holdings LLC (Delayed Draw 2026 Term Loan B)	1M S + 6.25%	10.07%	3/1/2029	213	207	209	0.09
RJW Logistics Group, Inc (Delayed Draw 2024)(6)	3M S + 5.00%	8.76%	11/26/2031	1,750	1,739	1,733	0.76
RJW Logistics Group, Inc (Term Loan)	3M S + 5.00%	9.07%	11/26/2031	27,715	27,497	27,473	12.12
					50,716	50,667	22.34
Building Materials
CP Atlas Buyer, Inc. (Term Loan)(8)	1M S + 5.25%	9.15%	7/8/2030	3,564	3,452	2,941	1.30
					3,452	2,941	1.30
Commercial Services & Supplies
Ambient Enterprises Holdco LLC, (Term Loan 2025 2nd Amendment)	3M S + 5.50%	9.57%	6/28/2030	380	375	375	0.17
Ambient Enterprises Holdco LLC, (Delayed Draw 2024)	3M S + 5.50%	9.57%	6/28/2030	421	418	415	0.18
Ambient Enterprises Holdco LLC, (Term Loan 2025 3rd Amendment)	3M S + 5.50%	9.57%	6/28/2030	309	304	304	0.13
Ambient Enterprises Holdco LLC, (Delayed Draw 2025 Term Loan C)	3M S + 5.50%	9.57%	6/28/2030	518	514	511	0.22
Ambient Enterprises Holdco LLC, (Delayed Draw 2025 Term Loan B)	3M S + 5.50%	9.57%	6/28/2030	650	646	641	0.28
Ambient Enterprises Holdco LLC, (Term Loan 2024)	3M S + 5.50%	9.57%	6/28/2030	6,891	6,838	6,797	3.00
Ambient Enterprises Holdco LLC, (Delayed Draw 2026 Term Loan D)(6)	3M S + 5.50%	9.57%	6/28/2030	134	130	131	0.06
Ambient Enterprises Holdco LLC, (Term Loan 2026 5th Amendment)	3M S + 5.50%	9.57%	6/28/2030	1,543	1,517	1,522	0.67
Cards-Live Oak Holdings, Inc. (Term Loan)	3M S + 4.75%	8.82%	10/21/2032	3,995	3,977	3,960	1.75
Cards-Live Oak Holdings, Inc. (Revolver)(6)	3M S + 4.75%	8.82%	10/21/2032	674	671	667	0.29
Cards-Live Oak Holdings, Inc. (Delayed Draw)(6)	3M S + 4.75%	8.82%	10/21/2032	1,245	1,236	1,231	0.54
JFL-Atomic AcquisitionCo, Inc. (Term Loan)	3M S + 4.75%	8.48%	2/20/2031	17,224	17,018	16,965	7.48
JFL-Atomic AcquisitionCo, Inc. (Delayed Draw)(6)	3M S + 4.75%	8.59%	2/20/2031	6,931	6,845	6,818	3.01

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Schedule of Investments (Unaudited) (Continued)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
JFL-Atomic AcquisitionCo, Inc. (Revolver)(6)	1M S + 4.75%	8.65%	2/20/2031	$478	$454	$443	0.19%
Meridian Waste Acquisitions, LLC (Revolver)(6)	3M S + 3.38%	7.25%	8/30/2029	454	450	454	0.20
Meridian Waste Acquisitions, LLC (Term Loan)	3M S + 3.88%	7.84%	8/30/2029	3,452	3,439	3,452	1.52
Meridian Waste Acquisitions, LLC (Delayed Draw 2026 Term Loan)(6)	3M S + 3.88%	7.61%	8/30/2029	239	239	239	0.11
Pearl Acquisition Buyer, Inc. (Revolver)(6)	3M S + 4.50%	8.57%	12/31/2032	245	243	242	0.11
Pearl Acquisition Buyer, Inc. (Delayed Draw)(6)	3M S + 4.50%	N/A	12/31/2032	—	(3)	(7)	—
Pearl Acquisition Buyer, Inc. (Term Loan)	3M S + 4.50%	8.57%	12/31/2032	4,695	4,674	4,672	2.06
					49,985	49,832	21.97
Construction & Engineering
Accelevation LLC (4th Amendment Term Loan 2026)	1M S + 5.25%	9.15%	1/2/2031	2,579	2,542	2,579	1.14
NDT Global Holding Inc. (Delayed Draw)(6) (7)	1M S + 4.50%	N/A	6/4/2032	—	(59)	(41)	(0.02)
					2,483	2,538	1.12
Containers & Packaging
Schoeneck Containers, LLC (Revolver)(6)	1M S + 4.10%	8.12%	5/7/2028	716	711	716	0.32
					711	716	0.32
Diversified Telecommunication Services
Spectrotel MidCo II LLC (Delayed Draw)(6)	3M S + 5.25%	N/A	9/30/2033	—	(2)	(2)	—
Spectrotel MidCo II LLC (Revolver)(6)	3M S + 5.25%	N/A	9/30/2033	—	(7)	(7)	(0.01)
Spectrotel MidCo II LLC (Term Loan)	3M S + 5.25%	9.32%	9/30/2033	3,005	2,967	2,967	1.31
					2,958	2,958	1.30
Electrical Equipment
AMP Purchaser, LLC (Term Loan)	1M S + 4.50%	8.40%	4/1/2033	8,226	8,188	8,216	3.62
AMP Purchaser, LLC (Revolver)(6)	1M S + 4.50%	N/A	4/1/2033	—	(5)	(1)	—
Centaur Holdings III LLC (Term Loan)	3M S + 4.50%	8.57%	9/5/2031	5,052	5,009	5,052	2.23
Centaur Holdings III LLC (Revolver)(6)	3M S + 4.50%	8.57%	9/5/2031	360	355	360	0.16
Centaur Holdings III LLC (Delayed Draw)(6)	3M S + 4.50%	8.57%	9/5/2031	312	307	312	0.14
Cowboys Acquisition Inc. (Term Loan)(6)	3M S + 4.75%	8.85%	9/28/2033	1,552	1,537	1,537	0.68
Cowboys Acquisition Inc. (Delayed Draw)(6)	3M S + 4.75%	N/A	9/28/2033	—	(5)	(5)	—
Livewire Acquisition, Inc. (1st Amendment Incremental Term Loan)	1M S + 4.75%	8.65%	12/31/2032	11,786	11,670	11,670	5.15
Livewire Acquisition, Inc. (Revolver)(6)	1M S + 4.75%	N/A	12/31/2032	—	(39)	(39)	(0.02)
Maverick Power, LLC (Term Loan)	3M S + 5.00%	8.75%	5/4/2031	3,055	3,015	3,116	1.37
					30,032	30,218	13.33
Financial Services
Empower Payments Investor, LLC (Term Loan)	3M S + 4.75%	8.57%	3/12/2031	4,764	4,729	4,764	2.10
Empower Payments Investor, LLC (Delayed Draw)(6)	3M S + 4.75%	N/A	3/12/2031	—	(27)	—	—
Forge Borrower, LLC (Revolver)(6)	3M S + 4.25%	N/A	1/31/2033	—	(5)	—	—
Forge Borrower, LLC (Delayed Draw)(6)	3M S + 4.25%	N/A	1/31/2033	—	(11)	—	—
MAI Capital Management Intermediate LLC (Revolver)(6)	3M S + 4.75%	N/A	8/29/2031	—	(1)	(5)	—
MAI Capital Management Intermediate LLC (Delayed Draw)(6)	3M S + 4.75%	N/A	8/29/2031	—	(19)	(15)	(0.01)
					4,666	4,744	2.09
Food Products
Frozen Garlic Bread Holdings Inc (Delayed Draw)(6) (7)	3M S + 4.75%	N/A	2/6/2032	—	(11)	(74)	(0.03)
Frozen Garlic Bread Holdings Inc (Term Loan)(7)	3M S + 4.75%	8.82%	2/6/2032	12,809	12,751	12,425	5.48
Frozen Garlic Bread Holdings Inc (Revolver)(6) (7)	3M S + 4.75%	8.82%	2/6/2032	644	636	594	0.26
					13,376	12,945	5.71
Health Care Equipment & Supplies
MGS MFG. Group, Inc. (Delayed Draw)	1M S + 4.50%	8.50%	12/31/2028	5,572	5,567	5,517	2.43
MGS MFG. Group, Inc. (Revolver)(6)	1M P + 3.50%	10.50%	12/31/2028	1,883	1,874	1,838	0.81
MGS MFG. Group, Inc. (Term Loan)	1M S + 4.50%	8.50%	12/31/2028	6,659	6,619	6,593	2.91
MGS MFG. Group, Inc. (2026 1st Amendment Delayed Draw Term Loan)(6)	1M S + 4.50%	8.50%	12/31/2028	1,052	1,039	1,029	0.45

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Schedule of Investments (Unaudited) (Continued)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
StateServ Acquisition, Inc. (Revolver)(6)	3M S + 4.50%	N/A	7/18/2033	$—	$(7)	$(7)	—%
StateServ Acquisition, Inc. (Delayed Draw)(6)	3M S + 4.50%	N/A	7/18/2033	—	(3)	(3)	—
					15,089	14,967	6.60
Health Care Providers & Services
Continental Buyer Inc (Revolver)(6)	1M S + 4.75%	N/A	4/2/2031	—	(18)	(25)	(0.01)
Continental Buyer Inc (2025 Incremental Delayed Draw Term Loan)	1M S + 4.75%	8.65%	4/2/2031	12,609	12,563	12,546	5.53
Continental Buyer Inc (2 Incremental Term Loan 2025)	1M S + 4.75%	8.65%	4/2/2031	2,027	2,018	2,017	0.89
Continental Buyer Inc (Delayed Draw)(6)	1M S + 4.75%	8.65%	4/2/2031	116	115	114	0.05
Falcon Parent Holdings Inc (Term Loan)	3M S + 5.50% (Incl. 2.75% PIK)	9.26%	11/6/2031	18,377	18,208	18,055	7.96
Falcon Parent Holdings Inc (Revolver)(6)	3M S + 5.00%	8.75%	11/6/2031	227	207	195	0.09
Falcon Parent Holdings Inc (Delayed Draw)(6)	3M S + 5.50% (Incl. 2.75% PIK)	N/A	11/6/2031	—	(27)	(21)	(0.01)
Genova Diagnostics, Inc. (Term Loan)	1M S + 6.75%	10.65%	12/23/2030	8,293	8,094	8,024	3.54
Genova Diagnostics, Inc. (Delayed Draw)	1M S + 6.75%	10.65%	12/23/2030	892	871	863	0.38
Genova Diagnostics, Inc. (Revolver)(6)	1M S + 6.75%	N/A	12/23/2030	—	(15)	(21)	(0.01)
SCHP Purchaser, Inc. (Incremental Term Loan A 2026)	3M S + 5.00%	8.82%	10/22/2032	4,474	4,431	4,468	1.97
SMG Operating CO LLC (Term Loan)	1M S + 5.00%	8.69%	12/5/2030	5,274	5,205	5,161	2.28
SMG Operating CO LLC (Revolver)(6)	1M S + 5.00%	N/A	12/5/2030	—	(8)	(13)	(0.01)
SMG Operating CO LLC (Delayed Draw)(6)	1M S + 5.00%	N/A	12/5/2030	—	(6)	(19)	(0.01)
					51,638	51,344	22.64
Hotels, Restaurants & Leisure
Excursions Buyer, LLC (Term Loan)	3M S + 5.50%	9.27%	11/21/2031	2,601	2,578	2,581	1.14
					2,578	2,581	1.14
Insurance
World Insurance Associates, LLC (Delayed Draw 2025)	3M S + 5.00%	9.07%	4/3/2030	4,983	4,965	4,933	2.18
World Insurance Associates, LLC (Revolver)(6)	3M S + 5.00%	N/A	4/3/2030	—	(1)	(3)	—
World Insurance Associates, LLC (Tranche 2 Delayed Draw 2026)(6)	3M S + 5.00%	N/A	4/3/2030	—	(19)	(41)	(0.02)
					4,945	4,889	2.16
IT Services
Association Resource Group, LLC (Delayed Draw)(6)	3M S + 4.75%	N/A	2/2/2033	—	(31)	(59)	(0.03)
Association Resource Group, LLC (Term Loan)	3M S + 4.75%	8.48%	2/2/2033	8,291	8,214	8,219	3.62
Association Resource Group, LLC (Revolver)(6)	3M S + 4.75%	N/A	2/2/2033	—	(17)	(17)	(0.01)
Bridgepointe Technologies, LLC (Term Loan)	3M S + 4.75%	8.82%	4/18/2033	12,273	12,157	12,197	5.38
Bridgepointe Technologies, LLC (Delayed Draw)(6)	3M S + 4.75%	8.82%	4/18/2033	863	836	833	0.37
Bridgepointe Technologies, LLC (Revolver)(6)	3M S + 4.75%	N/A	4/18/2033	—	(15)	(10)	—
Earth Resources Technology, LLC (Term Loan B)	3M S + 5.00%	8.74%	2/17/2033	15,529	15,222	15,222	6.71
Uptime Institute (Term Loan)	1M S + 5.00%	8.78%	1/12/2029	6,026	6,016	6,026	2.66
					42,382	42,411	18.70
Leisure Products
Reveal Midco, LLC (Term Loan)	3M S + 5.50%	9.48%	9/17/2032	3,238	3,173	3,173	1.40
Reveal Midco, LLC (Revolver)(6)	3M S + 5.50%	N/A	9/17/2031	—	(6)	(6)	—
					3,167	3,167	1.40
Machinery
Iris Acquisition, LLC (Revolver)(6)	1M S + 5.00%	8.77%	6/9/2033	1,964	1,936	1,935	0.85
Iris Acquisition, LLC (Delayed Draw)(6)	1M S + 5.00%	N/A	6/9/2033	—	(9)	(18)	(0.01)
Komline-Sanderson Group, Inc. (Revolver)(6)	3M S + 5.75%	9.49%	9/6/2029	105	103	103	0.05
Komline-Sanderson Group, Inc. (Term Loan 2024)	3M S + 5.75%	9.70%	9/6/2029	1,170	1,158	1,158	0.51
Komline-Sanderson Group, Inc. (Term Loan 2025 1st Amendment)	1M S + 5.75%	9.65%	9/6/2029	532	526	526	0.23
Komline-Sanderson Group, Inc. (Term Loan 2026 2nd Amendment)(6)	3M S + 5.75%	9.79%	9/6/2029	472	456	456	0.20
LR Purchaser LLC (Revolver)(6)	1M S + 4.25%	N/A	3/19/2031	—	(33)	(33)	(0.01)
Rental Equipment Investment Co. (Term Loan)	6M S + 5.00%	8.85%	10/8/2030	1,158	1,146	1,146	0.51

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Schedule of Investments (Unaudited) (Continued)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Rental Equipment Investment Co. (Revolver)(6)	6M S + 5.00%	9.26%	10/8/2030	$1,080	$1,066	$1,067	0.47%
Solve Industrial Motion Group LLC (Delayed Draw)(6)	1M S + 4.75%	8.53%	6/30/2027	3,191	3,172	3,184	1.40
Solve Industrial Motion Group LLC (Term Loan)	1M S + 4.50%	8.28%	6/30/2027	289	286	288	0.13
					9,807	9,812	4.33
Personal Care Products
Arkas Bidco Limited (Term Loan)(7)	3M S + 5.75%	9.48%	11/8/2032	3,558	3,493	3,522	1.55
					3,493	3,522	1.55
Pharmaceuticals
Meta Buyer LLC (Term Loan 2025 AUD)	3M B + 5.25%	9.76%	12/22/2031	2,757	1,806	1,900	0.84
Meta Buyer LLC (Term Loan 2025 USD)	3M S + 5.25%	9.00%	12/22/2031	1,965	1,948	1,951	0.86
Meta Buyer LLC (Term Loan 2025 EUR)	3M E + 5.25%	7.56%	12/22/2031	2,342	2,718	2,632	1.16
Meta Buyer LLC (Delayed Draw 2025 Term Loan USD)(6)	3M S + 5.25%	9.00%	12/22/2031	262	253	253	0.11
Meta Buyer LLC (Revolver)(6)	3M S + 5.25%	9.30%	12/22/2031	239	232	233	0.10
Meta Buyer LLC (Specified Delayed Draw 2025)	3M S + 5.25%	9.00%	12/22/2031	609	605	604	0.27
					7,562	7,573	3.34
Professional Services
Accordion Partners LLC (Revolver)(6)	3M S + 5.00%	N/A	11/17/2031	—	(2)	(3)	—
Accordion Partners LLC (Delayed Draw)(6)	3M S + 5.00%	9.07%	11/17/2031	721	713	706	0.31
Accordion Partners LLC (Term Loan)	3M S + 5.00%	8.98%	11/17/2031	4,074	4,065	4,054	1.79
Aprio Advisory Group, LLC (Revolver)(6)	3M S + 4.75%	N/A	8/1/2031	—	(5)	(7)	—
Aprio Advisory Group, LLC (Delayed Draw)(6)	3M S + 4.75%	8.82%	8/1/2031	553	523	469	0.21
Cherry Bekaert Advisory LLC (Revolver)(6)	3M S + 5.00%	N/A	6/28/2030	—	(2)	(4)	—
Cherry Bekaert Advisory LLC (Delayed Draw 2025 6th Amendment Term Loan)	3M S + 4.75%	8.82%	6/28/2030	168	166	165	0.07
Cherry Bekaert Advisory LLC (Term Loan)	3M S + 4.75%	8.82%	6/28/2030	419	413	411	0.18
Cherry Bekaert Advisory LLC (Delayed Draw)	3M S + 4.75%	8.82%	6/28/2030	173	170	170	0.07
Cherry Bekaert Advisory LLC (Delayed Draw 2023 1st Amendment Term Loan)	3M S + 4.75%	8.82%	6/28/2030	133	131	131	0.06
Cherry Bekaert Advisory LLC (1st Lien Incremental Term Loan 2023)	3M S + 4.75%	8.82%	6/28/2030	102	101	100	0.04
Cherry Bekaert Advisory LLC (Term Loan 2025 6th Amendment)	3M S + 4.75%	8.82%	6/28/2030	168	166	165	0.07
Cherry Bekaert Advisory LLC (Incremental Term Loan 2026 8th Amendment)	3M S + 5.00%	9.07%	6/28/2030	1,172	1,152	1,160	0.51
Cherry Bekaert Advisory LLC (Delayed Draw 2026 8th Amendment Term Loan)(6)	3M S + 5.00%	N/A	6/28/2030	—	(10)	(12)	(0.01)
ComPsych Investment Corp. (Delayed Draw)(6)	3M S + 4.75%	N/A	7/22/2031	—	(4)	(4)	—
ComPsych Investment Corp. (Term Loan)	3M S + 4.75%	8.48%	7/22/2031	2,505	2,492	2,492	1.10
Investor Group Services LLC (Delayed Draw)(6)	1M S + 5.50%	N/A	9/25/2031	—	(13)	(13)	(0.01)
Investor Group Services LLC (Revolver)(6)	1M S + 5.50%	9.40%	9/25/2031	842	829	829	0.37
Investor Group Services LLC (Term Loan)	1M S + 5.50%	9.40%	9/25/2031	4,874	4,825	4,825	2.13
Lighthouse Technologies Holding Corp (Revolver)(6)	3M S + 4.75%	N/A	12/31/2029	—	(1)	(1)	—
Lighthouse Technologies Holding Corp (Term Loan 2021)	3M S + 4.75%	8.82%	12/31/2029	1,118	1,118	1,112	0.49
Lighthouse Technologies Holding Corp (4th Amendment Term Loan 2025)	3M S + 4.75%	8.82%	12/31/2029	2,253	2,243	2,241	0.99
Pioneer Power Group LLC (Term Loan)	3M S + 4.75%	8.82%	9/27/2032	7,508	7,433	7,433	3.28
Pioneer Power Group LLC (Revolver)(6)	3M S + 4.75%	N/A	9/27/2032	—	(30)	(30)	(0.01)
Pioneer Power Group LLC (Delayed Draw)(6)	3M S + 4.75%	N/A	9/27/2032	—	(37)	(37)	(0.02)
					26,436	26,352	11.62
Real Estate Management & Development
Vacation Rental Brands, LLC (Term Loan 2025)	3M S + 4.75%	8.82%	5/6/2032	11,181	11,090	10,958	4.83
Vacation Rental Brands, LLC (Revolver)(6)	3M S + 4.75%	N/A	5/6/2032	—	(11)	(18)	(0.01)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Schedule of Investments (Unaudited) (Continued)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Vacation Rental Brands, LLC (Incremental Term Loan 2025)	3M S + 4.75%	8.82%	5/6/2032	$712	$706	$698	0.31%
Vacation Rental Brands, LLC (Delayed Draw)(6)	3M S + 4.75%	N/A	5/6/2032	—	(5)	(10)	—
					11,780	11,628	5.13
Software
Databricks Inc (Delayed Draw)(6)	1M S + 4.50%	N/A	1/5/2032	—	(9)	—	—
Databricks Inc (Term Loan)	1M S + 4.50%	8.27%	1/5/2032	12,688	12,639	12,688	5.60
LeadVenture, Inc (Delayed Draw)(6)	3M S + 5.00%	9.07%	6/23/2032	773	761	733	0.32
LeadVenture, Inc (Term Loan)	3M S + 5.00%	9.07%	6/23/2032	8,333	8,226	8,125	3.58
LeadVenture, Inc (Revolver)(6)	3M S + 5.00%	9.07%	6/23/2032	187	177	167	0.07
					21,794	21,713	9.57
Specialty Retail
Spotless Brands, LLC (Delayed Draw)(6)	6M S + 5.00%	8.83%	7/25/2028	1,360	1,349	1,333	0.59
					1,349	1,333	0.59
Telecommunication Services
CCI Buyer, Inc. (Revolver)(6)	3M S + 5.00%	N/A	5/13/2032	—	(4)	(1)	—
CCI Buyer, Inc. (Term Loan)	3M S + 5.00%	9.07%	5/13/2032	7,401	7,339	7,382	3.25
					7,335	7,381	3.25
Textiles, Apparel & Luxury Goods
Colorescience Inc (Revolver)(6)	3M S + 4.25%	N/A	1/23/2032	—	(3)	—	—
Kravet Inc. (Revolver)(6)	3M S + 5.00%	N/A	11/26/2030	—	(24)	—	—
Kravet Inc. (Term Loan)	3M S + 5.00%	9.07%	11/26/2030	10,776	10,656	10,776	4.75
					10,629	10,776	4.75
Trading Companies and Distributors
PT Intermediate Holdings III, LLC (Term Loan)	3M S + 4.75%	8.82%	4/9/2030	2,959	2,932	2,944	1.30
Radwell Parent, LLC (Revolver)(6)	3M S + 4.75%	8.82%	4/1/2030	26	26	26	0.01
Radwell Parent, LLC (Term Loan 1st Amendment)	3M S + 4.75%	8.82%	4/1/2030	1,410	1,407	1,410	0.62
Radwell Parent, LLC (Term Loan)	3M S + 4.75%	8.82%	4/1/2030	3,155	3,148	3,155	1.39
Radwell Parent, LLC (Delayed Draw 2024 Term Loan)	3M S + 4.75%	8.82%	4/1/2030	317	317	317	0.14
Radwell Parent, LLC (Delayed Draw 2026 4th Amendment Term Loan)(6)	3M S + 4.75%	8.82%	4/1/2030	87	82	87	0.04
					7,912	7,939	3.50
Total First Lien Secured Debt					$449,969	$449,031	198.01%
Second Lien Secured Debt(4) (5)
Software
SolarWinds Holdings, Inc. (Term Loan)	3M S + 6.00%	9.95%	4/18/2033	9,000	8,718	7,898	3.48
					8,718	7,898	3.48
Total Second Lien Secured Debt					$8,718	$7,898	3.48%
Equity(4)
Leisure Products
Tactacam (9)	N/A	N/A	N/A	84	84	84	0.04
					84	84	0.04
Personal Care Products
Arkas Bidco Limited Equity (7) (9) (10)	N/A	N/A	N/A	110	110	129	0.05
					110	129	0.05
Total Equity					$194	$213	0.09%

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Schedule of Investments (Unaudited) (Continued)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Investments-controlled/affiliated
Investments in Joint Venture(4) (5) (11)
SBLA Private Credit II, LLC (7)	N/A	N/A	N/A	$25,908	$25,908	$25,850	11.40%
Total Investments in Joint Venture					$25,908	$25,850	11.40%
Total Investments(12)					$484,789	$482,992	212.98%

(1)	Unless otherwise indicated, debt investments held by the Company are denominated in U.S. dollars and are income producing.

(2)	Unless otherwise indicated, each loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), or an alternate base rate (commonly based on the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of September 30, 2026.

(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

(4)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 - Investments”).

(5)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.

(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from the unfunded commitment being valued below par and/or unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments:

Investments	Maturity Date	Unfunded
AA&D Midco Inc (Revolver)	11/29/2030	$2,011
Accel International Holdings Inc (Revolver)	4/26/2032	2,162
Accordion Partners LLC (Delayed Draw)	11/17/2031	2,315
Accordion Partners LLC (Revolver)	11/17/2031	501
Ambient Enterprises Holdco LLC, (Delayed Draw 2026 Term Loan D)	6/28/2030	123
AMP Purchaser, LLC (Revolver)	4/1/2033	1,061
Aprio Advisory Group, LLC (Delayed Draw)	8/1/2031	6,125
Aprio Advisory Group, LLC (Revolver)	8/1/2031	542
Association Resource Group, LLC (Delayed Draw)	2/2/2033	6,697
Association Resource Group, LLC (Revolver)	2/2/2033	1,913
BCM One, Inc. (Revolver)	11/17/2027	510
Bridgepointe Technologies, LLC (Delayed Draw)	4/18/2033	3,940
Bridgepointe Technologies, LLC (Revolver)	4/18/2033	1,601
Cards-Live Oak Holdings, Inc. (Delayed Draw)	10/21/2032	348
Cards-Live Oak Holdings, Inc. (Revolver)	10/21/2032	93
CCI Buyer, Inc. (Revolver)	5/13/2032	437
Centaur Holdings III LLC (Delayed Draw)	9/5/2031	470
Centaur Holdings III LLC (Revolver)	9/5/2031	266
Cherry Bekaert Advisory LLC (Delayed Draw 2026 8th Amendment Term Loan)	6/28/2030	1,175
Cherry Bekaert Advisory LLC (Revolver)	6/28/2030	246
Colorescience Inc (Revolver)	1/23/2032	315
ComPsych Investment Corp. (Delayed Draw)	7/22/2031	730
Continental Buyer Inc (Delayed Draw)	4/2/2031	270
Continental Buyer Inc (Revolver)	4/2/2031	4,970
Cowboys Acquisition Inc. (Delayed Draw)	9/28/2033	913
Cowboys Acquisition Inc. (Revolver)	9/28/2033	639
Databricks Inc (Delayed Draw)	1/5/2032	2,000
Electro Methods (Revolver)	2/23/2032	2,587
Empower Payments Investor, LLC (Delayed Draw)	3/12/2031	5,972
eShipping LLC (Delayed Draw)	12/23/2032	1,989

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Schedule of Investments (Unaudited) (Continued)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments	Maturity Date	Unfunded
eShipping LLC (Revolver)	12/23/2032	$994
Falcon Parent Holdings Inc (Delayed Draw)	11/6/2031	1,225
Falcon Parent Holdings Inc (Revolver)	11/6/2031	1,588
Forge Borrower, LLC (Delayed Draw)	1/31/2033	2,500
Forge Borrower, LLC (Revolver)	1/31/2033	500
Frozen Garlic Bread Holdings Inc (Delayed Draw)	2/6/2032	2,476
Frozen Garlic Bread Holdings Inc (Revolver)	2/6/2032	1,007
Genova Diagnostics, Inc. (Revolver)	12/23/2030	645
ICAT Intermediate Holdings LLC (Revolver)	3/1/2029	405
International Aerospace Coatings Holdings LP (Delayed Draw)	5/14/2032	1,123
Investor Group Services LLC (Delayed Draw)	9/25/2031	2,611
Investor Group Services LLC (Revolver)	9/25/2031	464
Iris Acquisition, LLC (Delayed Draw)	6/9/2033	1,786
Iris Acquisition, LLC (Revolver)	6/9/2033	1,012
JFL-Atomic AcquisitionCo, Inc. (Delayed Draw)	2/20/2031	589
JFL-Atomic AcquisitionCo, Inc. (Revolver)	2/20/2031	1,879
Komline-Sanderson Group, Inc. (Revolver)	9/6/2029	102
Komline-Sanderson Group, Inc. (Term Loan 2026 2nd Amendment)	9/6/2029	1,821
Kravet Inc. (Revolver)	11/26/2030	2,292
LeadVenture, Inc (Delayed Draw)	6/23/2032	824
LeadVenture, Inc (Revolver)	6/23/2032	615
Lighthouse Technologies Holding Corp (Revolver)	12/31/2029	153
Livewire Acquisition, Inc. (Revolver)	12/31/2032	3,953
LR Purchaser LLC (Revolver)	3/19/2031	2,424
MAI Capital Management Intermediate LLC (Delayed Draw)	8/29/2031	4,000
MAI Capital Management Intermediate LLC (Revolver)	8/29/2031	1,440
Meridian Waste Acquisitions, LLC (Delayed Draw)	8/30/2029	36
Meridian Waste Acquisitions, LLC (Delayed Draw 2026 Term Loan)	8/30/2029	1,145
Meridian Waste Acquisitions, LLC (Revolver)	8/30/2029	239
Meta Buyer LLC (Delayed Draw 2025 Term Loan USD)	12/22/2031	961
Meta Buyer LLC (Revolver)	12/22/2031	562
MGS MFG. Group, Inc. (2026 1st Amendment Delayed Draw Term Loan)	12/31/2028	1,260
MGS MFG. Group, Inc. (Revolver)	12/31/2028	2,588
NDT Global Holding Inc. (Delayed Draw)	6/4/2032	10,846
Pearl Acquisition Buyer, Inc. (Delayed Draw)	12/31/2032	1,353
Pearl Acquisition Buyer, Inc. (Revolver)	12/31/2032	325
Pioneer Power Group LLC (Delayed Draw)	9/27/2032	7,500
Pioneer Power Group LLC (Revolver)	9/27/2032	3,000
Radwell Parent, LLC (Delayed Draw 2026 4th Amendment Term Loan)	4/1/2030	1,092
Radwell Parent, LLC (Revolver)	4/1/2030	235
Rental Equipment Investment Co. (Revolver)	10/8/2030	253
Reveal Midco, LLC (Revolver)	9/17/2031	294
RJW Logistics Group, Inc (Delayed Draw 2024)	11/26/2031	292
Schoeneck Containers, LLC (Revolver)	5/7/2028	420
SMG Operating CO LLC (Delayed Draw)	12/5/2030	900
SMG Operating CO LLC (Revolver)	12/5/2030	600
Solve Industrial Motion Group LLC (Delayed Draw)	6/30/2027	2,316
Spectrotel MidCo II LLC (Delayed Draw)	9/30/2033	385
Spectrotel MidCo II LLC (Revolver)	9/30/2033	578
Spotless Brands, LLC (Delayed Draw)	7/25/2028	1,786
StateServ Acquisition, Inc. (Delayed Draw)	7/18/2033	684
StateServ Acquisition, Inc. (Revolver)	7/18/2033	684
TransnetYX, Inc (Revolver)	4/13/2027	722
Uptime Institute (Revolver)	1/12/2029	938

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Schedule of Investments (Unaudited) (Continued)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments	Maturity Date	Unfunded
Vacation Rental Brands, LLC (Delayed Draw)	5/6/2032	$499
Vacation Rental Brands, LLC (Revolver)	5/6/2032	921
World Insurance Associates, LLC (Revolver)	4/3/2030	250
World Insurance Associates, LLC (Tranche 2 Delayed Draw 2026)	4/3/2030	4,051
Total		$139,064

(7)	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any nonqualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2026, non-qualifying assets represented approximately 11% of the total assets of the Company.

(8)	Investment is valued using quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices (Level 2), (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 - Investments”).

(9)	Non-income producing security.

(10)	The issuer of this investment is domiciled in the United Kingdom.

(11)	Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or holds the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2026, the Company’s controlled/affiliated investments, and their related transactions, were as follows:

	Fair Value as of January 1, 2026	Gross Additions	Gross Reductions	Net Change in Unrealized appreciation/ (depreciation)	Net Realized Gain (Loss)	Fair Value as of September 30, 2026	Dividend Income
Controlled/Affiliated Investments
SBLA Private Credit II LLC	$18,764	$7,152	$—	$(66)	$—	$25,850	$1,909
Total	$18,764	$7,152	$—	$(66)	$—	$25,850	$1,909

(12)	Unless otherwise indicated, all securities are pledged as collateral to our ING Revolving Credit Facility (“ING Revolving Credit Facility”) or our ABL Credit Facility with BNP Paribas (“BNP Revolving Credit Facility”) as defined in “See Note 5 - Debt”. As such, these securities are not available as collateral to our general creditors.

The following shows the composition of the Company's portfolio at fair value by industry and geography as of September 30, 2026.

Industry	First Lien Secured Debt	Second Lien Secured Debt	Equity	Joint Venture	Total	Percentage of Total Investments at Fair Value
Aerospace & Defense	$64,084	$—	$—	$—	$64,084	13.27%
Air Freight & Logistics	50,667	—	—	—	50,667	10.49%
Building Materials	2,941	—	—	—	2,941	0.61%
Commercial Services & Supplies	49,832	—	—	—	49,832	10.32%
Construction and Engineering	2,538	—	—	—	2,538	0.52%
Containers & Packaging	716	—	—	—	716	0.15%
Diversified Telecommunication Services	2,958	—	—	—	2,958	0.61%
Electrical Equipment	30,218	—	—	—	30,218	6.26%
Financial Services	4,744	—	—	—	4,744	0.98%
Food Products	12,945	—	—	—	12,945	2.68%
Health Care Equipment & Supplies	14,967	—	—	—	14,967	3.10%
Health Care Providers & Services	51,344	—	—	—	51,344	10.63%
Hotels, Restaurants & Leisure	2,581	—	—	—	2,581	0.53%
Insurance	4,889	—	—	—	4,889	1.01%
Investments in Joint Venture	—	—	—	25,850	25,850	5.35%
IT Services	42,411	—	—	—	42,411	8.78%
Leisure Products	3,167	—	84	—	3,251	0.68%

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Schedule of Investments (Unaudited) (Concluded)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Industry	First Lien Secured Debt	Second Lien Secured Debt	Equity	Joint Venture	Total	Percentage of Total Investments at Fair Value
Machinery	$9,812	$—	$—	$—	$9,812	2.03%
Personal Care Products	3,522	—	129	—	3,651	0.75%
Pharmaceuticals	7,573	—	—	—	7,573	1.57%
Professional Services	26,352	—	—	—	26,352	5.46%
Real Estate Management & Development	11,628	—	—	—	11,628	2.41%
Software	21,713	7,898	—	—	29,611	6.13%
Specialty Retail	1,333	—	—	—	1,333	0.28%
Telecommunication Services	7,381	—	—	—	7,381	1.53%
Textiles, Apparel & Luxury Goods	10,776	—	—	—	10,776	2.23%
Trading Companies and Distributors	7,939	—	—	—	7,939	1.64%
Total	$449,031	$7,898	$213	$25,850	$482,992	100.00%

Geography	Fair Value	Percentage of Total Investments at Fair Value
United States	$479,341	99.2%
United Kingdom	3,651	0.8
Total	$482,992	100.0%

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

Lord Abbett Private Credit Fund S
Consolidated Schedule of Investments (Unaudited) (Continued)
December 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Centaur Holdings III, LLC (Delayed Draw)(6)	3M S + 4.75%	8.42%	9/5/2031	$313	$308	$306	0.24%
Centaur Holdings III, LLC (Revolver)	3M S + 4.75%	8.42%	9/5/2031	235	229	229	0.18
Maverick Power, LLC (Term Loan)	3M S + 5.00%	8.66%	5/4/2031	3,078	3,032	3,032	2.38
					8,610	8,606	6.75
Health Care Equipment & Supplies
MGS MFG. Group, Inc. (Delayed Draw)	1M S + 4.50%	8.32%	5/31/2027	5,797	5,784	5,797	4.55
MGS MFG. Group, Inc. (Revolver)(6)	1M S + 4.50%	8.32%	5/31/2027	1,069	1,062	1,070	0.84
					6,846	6,867	5.39
Health Care Providers & Services
Continental Buyer, Inc. (2025 2 Incremental Term Loan)	1M S + 4.50%	8.22%	4/2/2031	2,027	2,017	2,017	1.58
Continental Buyer, Inc. (2025 2 Incremental Delayed Draw Term Loan)(6)	1M S + 4.50%	N/A	4/2/2031	—	(1)	(2)	—
Continental Buyer, Inc. (2025 Incremental Delayed Draw Term Loan)(6)	1M S + 4.50%	8.22%	4/2/2031	12,734	12,681	12,670	9.94
Continental Buyer, Inc. (Revolver)(6)	1M S + 4.50%	N/A	4/2/2031	—	(21)	(25)	(0.02)
Falcon Parent Holdings, Inc. (Term Loan)	3M S + 5.00%	8.89%	11/6/2031	18,135	17,944	17,840	14.00
Falcon Parent Holdings, Inc. (Delayed Draw)(6)	3M S + 5.00%	N/A	11/6/2031	—	(31)	(20)	(0.02)
Falcon Parent Holdings, Inc. (Revolver)(6)	3M S + 5.00%	8.89%	11/6/2031	113	91	85	0.07
Genova Diagnostics, Inc. (Term Loan)	3M S + 6.75%	10.42%	12/23/2030	8,452	8,220	8,220	6.45
Genova Diagnostics, Inc. (Delayed Draw)(6)	3M S + 6.75%	N/A	12/23/2030	—	(12)	(12)	(0.01)
Genova Diagnostics, Inc. (Revolver)(6)	3M S + 6.75%	N/A	12/23/2030	—	(18)	(18)	(0.01)
SMG Operating Co, LLC (Term Loan)	1M S + 5.00%	8.78%	12/5/2030	5,300	5,221	5,221	4.10
SMG Operating Co, LLC (Delayed Draw)(6)	1M S + 5.00%	N/A	12/5/2030	—	(7)	(7)	(0.01)
SMG Operating Co, LLC (Revolver)(6)	1M S + 5.00%	N/A	12/5/2030	—	(9)	(9)	(0.01)
					46,075	45,960	36.06
Hotels, Restaurants & Leisure
Excursions Buyer, LLC (Term Loan)	3M S + 5.50%	9.17%	11/21/2031	2,614	2,588	2,588	2.03
					2,588	2,588	2.03
Insurance
World Insurance Associates, LLC (Delayed Draw)(6)	3M S + 5.00%	8.67%	4/3/2030	2,808	2,792	2,764	2.17
World Insurance Associates, LLC (Revolver)(6)	3M S + 5.00%	N/A	4/3/2030	—	(1)	(2)	—
					2,791	2,762	2.17
IT Services
Security 101 (Incremental Term Loan)	3M S + 5.00%	8.74%	4/11/2028	2,050	2,030	2,050	1.61
Security 101 (Term Loan)	3M S + 5.00%	8.67%	4/11/2028	19,990	19,834	19,990	15.69
Security 101 (Incremental Delayed Draw Term Loan)	3M S + 5.00%	8.67%	4/11/2028	3,083	3,052	3,083	2.42
Security 101 (Delayed Draw Term Loan)	3M S + 5.00%	8.67%	4/11/2028	1,537	1,523	1,537	1.21
Security 101 (Revolver)(6)	3M S + 5.00%	N/A	4/11/2028	—	(12)	—	—
Uptime Institute (Term Loan)	1M S + 5.00%	8.55%	1/12/2027	6,821	6,778	6,795	5.33
Uptime Institute (Revolver)(6)	1M S + 5.00%	N/A	1/12/2027	—	—	(3)	—
					33,205	33,452	26.26
Machinery
Rental Equipment Investment Co (Term Loan)	3M S + 4.50%	8.17%	10/8/2030	1,167	1,153	1,152	0.90
Rental Equipment Investment Co (Revolver)(6)	3M S + 4.50%	8.17%	10/8/2030	453	437	437	0.34
Solve Industrial Mo Group, LLC (Term Loan)	1M S + 4.50%	8.34%	6/30/2027	291	287	287	0.23
Solve Industrial Mo Group, LLC (Delayed Draw)(6)	1M S + 4.75%	8.51%	6/30/2027	3,199	3,173	3,173	2.49
					5,050	5,049	3.96
Personal Care Products
Arkas Bidco Limited (Term Loan)(7) (12)	3M S + 6.00%	9.87%	9/4/2032	3,585	3,514	3,514	2.76
					3,514	3,514	2.76
Pharmaceuticals
Meta Buyer, LLC (2025 AUD Term Loan)	3M S + 5.25%	9.02%	12/22/2031	2,778	1,818	1,835	1.44
Meta Buyer, LLC (2025 EUR Term Loan)	3M S + 5.25%	7.29%	12/22/2031	2,360	2,735	2,745	2.15
Meta Buyer, LLC (2025 USD Term Loan)	3M S + 5.25%	8.95%	12/22/2031	1,980	1,961	1,961	1.54

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Schedule of Investments (Unaudited) (Continued)
December 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Meta Buyer, LLC (Delayed Draw)(6)	3M S + 5.25%	N/A	12/22/2031	$—	$(9)	$(9)	(0.01)%
Meta Buyer, LLC (Revolver)(6)	3M S + 5.25%	N/A	12/22/2031	—	(8)	(8)	(0.01)
					6,497	6,524	5.11
Professional Services
Accordion Partners, LLC (Term Loan)	3M S + 5.00%	8.70%	11/17/2031	4,095	4,084	4,084	3.21
Accordion Partners, LLC (Delayed Draw)(6)	3M S + 5.00%	N/A	11/17/2031	—	(8)	(8)	(0.01)
Accordion Partners, LLC (Revolver)(6)	3M S + 5.00%	N/A	11/17/2031	—	(2)	(2)	—
Aprio Advisory Group, LLC (Delayed Draw)(6)	3M S + 4.75%	N/A	8/1/2031	—	(33)	(33)	(0.03)
Aprio Advisory Group, LLC (Revolver)(6)	3M S + 4.75%	N/A	8/1/2031	—	(5)	(5)	—
Lighthouse Technologies Holding Corp (2021 Term Loan)	1M S + 5.00%	8.72%	12/31/2029	1,118	1,118	1,118	0.88
Lighthouse Technologies Holding Corp (2025 Term Loan)	1M S + 5.00%	8.72%	12/31/2029	2,253	2,241	2,241	1.76
Lighthouse Technologies Holding Corp (Revolver)(6)	1M S + 5.00%	N/A	12/31/2029	—	(1)	—	—
					7,394	7,395	5.81
Real Estate Management & Development
Vacation Rental Brands, LLC (2025 Term Loan)	3M S + 5.25%	8.92%	5/6/2032	9,585	9,499	9,490	7.45
Vacation Rental Brands, LLC (2025 Incremental Term Loan)	3M S + 5.25%	8.92%	5/6/2032	718	711	711	0.56
Vacation Rental Brands, LLC (2025 2nd Amend Delayed Draw Term Loan)(6)	3M S + 5.25%	N/A	5/6/2032	—	(9)	(19)	(0.01)
Vacation Rental Brands, LLC (2025 Delayed Draw Term Loan)(6)	3M S + 5.25%	N/A	5/6/2032	—	(3)	(3)	—
Vacation Rental Brands, LLC (Revolver)(6)	3M S + 5.25%	N/A	5/6/2032	—	(12)	(9)	(0.01)
					10,186	10,170	7.99
Software
Databricks, Inc. (Term Loan)	1M S + 4.50%	8.27%	1/3/2031	12,188	12,136	12,188	9.56
Databricks, Inc. (Delayed Draw)(6)	1M S + 4.50%	N/A	1/3/2031	—	—	—	—
LeadVenture, Inc. (Term Loan)	3M S + 5.25%	8.92%	6/23/2032	8,397	8,278	8,313	6.52
LeadVenture, Inc. (Delayed Draw)(6)	3M S + 5.25%	8.92%	6/23/2032	528	517	512	0.40
LeadVenture, Inc. (Revolver)(6)	3M S + 5.25%	8.92%	6/23/2032	160	149	152	0.12
					21,080	21,165	16.60
Telecommunication Services
CCI Buyer, Inc. (Term Loan)	3M S + 5.00%	8.92%	5/13/2032	7,457	7,388	7,457	5.85
CCI Buyer, Inc. (Revolver)(6)	3M S + 5.00%	N/A	5/13/2032	—	(4)	—	—
Clearwave Fiber (Revolver)(6)	3M S + 4.00%	7.82%	12/13/2029	5,108	5,028	5,078	3.99
					12,412	12,535	9.84
Textiles, Apparel & Luxury Goods
Kravet, Inc. (Term Loan)	3M S + 5.00%	8.67%	11/26/2030	11,423	11,276	11,322	8.89
Kravet, Inc. (Revolver)(6)	3M S + 5.00%	N/A	11/26/2030	—	(28)	(20)	(0.02)
					11,248	11,302	8.87
Total First Lien Secured Debt					$290,356	$291,011	228.40%
Second Lien Secured Debt(4) (5)
Software
Solarwinds Holdings, Inc. (Term Loan)	3M S + 6.00%	9.70%	4/18/2033	9,000	8,695	8,730	6.85
Total Second Lien Secured Debt					$8,695	$8,730	6.85%
Equity(5)
Personal Care Products
Arkas Bidco Limited Equity(7) (10) (12)	N/A	N/A	N/A	110	110	110	0.09
					110	110	0.09
Total Equity					$110	$110	0.09%

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

Lord Abbett Private Credit Fund S
Consolidated Schedule of Investments (Unaudited) (Continued)
December 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments	Maturity Date	Unfunded
LeadVenture, Inc. (Revolver)	6/23/2032	$641
Lighthouse Technologies Holding Corp (Revolver)	12/31/2029	153
Meridian Waste Acquisitions, LLC (Revolver)	8/30/2029	263
Meridian Waste Acquisitions, LLC (Delayed Draw)	8/30/2029	178
Meta Buyer, LLC (Delayed Draw)	12/22/2031	1,836
Meta Buyer, LLC (Revolver)	12/22/2031	801
MGS MFG. Group, Inc. (Revolver)	5/31/2027	2,406
Rental Equipment Investment Co (Revolver)	10/8/2030	880
RJW Logistics Group, Inc. (Delayed Draw)	11/26/2031	292
Schoeneck Containers, LLC (Revolver)	5/7/2028	1,136
Security 101 (Revolver)	4/11/2028	1,542
SMG Operating Co, LLC (Delayed Draw)	12/5/2030	900
SMG Operating Co, LLC (Revolver)	12/5/2030	600
Solve Industrial Mo Group, LLC (Delayed Draw)	6/30/2027	2,316
Spotless Brands, LLC (Delayed Draw)	7/25/2028	2,696
Transnetyx Inc. (Revolver)	4/13/2027	722
Uptime Institute (Revolver)	1/12/2027	938
Vacation Rental Brands, LLC (2025 Delayed Draw Term Loan)	5/6/2032	297
Vacation Rental Brands, LLC (2025 2nd Amend Delayed Draw Term Loan)	5/6/2032	1,871
Vacation Rental Brands, LLC (Revolver)	5/6/2032	921
World Insurance Associates, LLC (Delayed Draw)	4/3/2030	2,192
World Insurance Associates, LLC (Revolver)	4/3/2030	250
Total		$76,752

(7)	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2025, non-qualifying assets represented approximately 7% of the total assets of the Company.
(8)	Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or holds the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities.

	Fair Value as of January 1, 2025	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation/ (Depreciation)	Net Realized Gain (Loss)	Fair Value as of December 31, 2025	Dividend Income
Controlled/Affiliated Investments
SBLA Private Credit II LLC	$—	$18,756	$—	$8	$—	$18,764	$1,047
Total	$—	$18,756	$—	$8	$—	$18,764	$1,047

(9)	Unless otherwise indicated, all securities are pledged as collateral to our ING Revolving Credit Facility (“ING Revolving Credit Facility”) or our ABL Credit Facility with BNP Paribas (“BNP Revolving Credit Facility”) as defined in “Note 5 - Debt”. As such, these securities are not available as collateral to our general creditors.
(10)	Non-income producing security.
(11)	Investment is valued using quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices (Level 2), (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 - Investments”).
(12)	The issuer of this investment is domiciled in the United Kingdom.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S
Consolidated Schedule of Investments (Unaudited) (Concluded)
December 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following shows the composition of the Company’s portfolio at fair value by industry and geography as of December 31, 2025.

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Equity	Investments in Joint Venture	Total	Percentage of Total Portfolio
Aerospace & Defense	$23,243	$—	$—	$—	$23,243	7.30%
Air Freight & Logistics	39,113	—	—	—	39,113	12.28%
Building Materials	3,483	—	—	—	3,483	1.09%
Commercial Services & Supplies	42,257	—	—	—	42,257	13.26%
Consumer Discretionary	432	—	—	—	432	0.14%
Containers & Packaging	4,594	—	—	—	4,594	1.44%
Electrical Equipment	8,606	—	—	—	8,606	2.70%
Health Care Equipment & Supplies	6,867	—	—	—	6,867	2.16%
Health Care Providers & Services	45,960	—	—	—	45,960	14.42%
Hotels, Restaurants & Leisure	2,588	—	—	—	2,588	0.81%
Insurance	2,762	—	—	—	2,762	0.87%
Investments in Joint Venture	—	—	—	18,764	18,764	5.89%
IT Services	33,452	—	—	—	33,452	10.50%
Machinery	5,049	—	—	—	5,049	1.58%
Personal Care Products	3,514	—	110	—	3,624	1.14%
Pharmaceuticals	6,524	—	—	—	6,524	2.05%
Professional Services	7,395	—	—	—	7,395	2.32%
Real Estate Management & Development	10,170	—	—	—	10,170	3.19%
Software	21,165	8,730	—	—	29,895	9.38%
Telecommunication Services	12,535	—	—	—	12,535	3.93%
Textiles, Apparel & Luxury Goods	11,302	—	—	—	11,302	3.55%
Total	$291,011	$8,730	$110	$18,764	$318,615	100.00%

Geography	Fair Value	Percentage of Total Investments at Fair Value
United States	$314,991	98.9%
United Kingdom	3,624	1.1
Total	$318,615	100.0%

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2026
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

The Company’s investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. The Company invests in loans targeted at (i) private U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and (ii) U.S. operating companies whose securities are listed on a national securities exchange that have a market capitalization of less than $250 million.

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

September 30, 2026

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

Cash and cash equivalents are carried at cost, which approximates fair value. The cash and cash equivalents balance as of September 30, 2026 and December 31, 2025 was $14,996 and $19,201, respectively. The foreign currencies balance as of September 30, 2026 and December 31, 2025 was $3 and $46, respectively.

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

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. In addition, changes to an input may significantly impact the fair value measurement. The level assigned to the investment valuations may not be indicative of the risk or liquidity associated with investing in such investments. Because of the inherent uncertainties of valuation, the values reflected in the Consolidated Financial Statements may differ materially from the values that would be received upon an actual disposition of such investments.

On May 6, 2025, the Company entered into a joint venture with Stifel Bank & Trust (the “JV partner”). The joint venture is called SBLA Private Credit II LLC, or SBLA II JV. In accordance with ASC 820, our investment in SBLA II JV is measured using the net asset value (“NAV”) or its equivalent as a practical expedient for fair value, and has not been classified in the fair value hierarchy.

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

September 30, 2026

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

September 30, 2026

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

Payment-in-Kind (“PIK”) Income

The Company may have loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal (and therefore the Company’s exposure) on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even if the Company has not yet collected cash. During the three and nine months ended September 30, 2026, PIK income earned was $129 and $381, respectively. For the three and nine months ended September 30, 2025, there was no PIK income.

Dividend Income

Dividend income on preferred equity securities and the Company’s equity interests in joint ventures is recognized on an accrual basis to the extent such amounts are payable by the respective portfolio company or joint venture and are expected to be collected. Dividend income on common equity securities is recognized on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Fee Income

The Company may receive various fees in the ordinary course of business, including structuring, consent, waiver, amendment, syndication, ticking, break-up or termination fees, and other miscellaneous fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Non-Accrual Investments

Loans are generally placed on non-accrual status when, in management’s judgment, there is sufficient doubt that all or a portion of principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2026 and December 31, 2025, there were no loans on non-accrual status.

Organizational and Offering Costs

Organizational costs consist of costs incurred to establish the entity as a Delaware statutory trust and subsequent conversion to a BDC. Organizational costs are expensed as incurred. The Company has incurred $180 in organizational expenses since inception. Offering costs consist of costs incurred in connection with the offering of interests in Lord Abbett Private Credit Fund A, LP and subsequently the Company after the BDC Election Date. Offering costs are capitalized as a deferred charge and will be amortized to expense on a straight-line basis over twelve months. Certain of the Company’s expenses are capped pursuant to the Amended and Restated Expense Support and Conditional Reimbursement Agreement, including the Company’s organizational and offering costs. The Amended and Restated Expense Support and Conditional Reimbursement Agreement is discussed in “Note 3 - Related Party Transactions” below.

Deferred Financing Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. The deferred financing cost for all outstanding debt is presented as a direct deduction from the carrying amount of the related debt liability. These expenses are deferred and amortized

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

as part of interest expense using the straight-line method over the stated life of the obligation which approximates the effective yield method. In the event that we modify or extinguish our debt before maturity, the Company follows the guidance in ASC 470-50, Modification and Extinguishments. For extinguishments of our debt, any unamortized deferred financing costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment. “See Note 5 — Debt” for further information on deferred financing costs.

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

Income Taxes

The Company recognizes tax benefits from uncertain tax positions only when those positions are “more likely than not” to be sustained upon examination by tax authorities. The Company evaluates tax positions in its major tax jurisdictions to identify uncertain positions requiring recognition in the financial statements. Based on this review, the Company identified its major tax jurisdictions as those where it is organized, invests, and is located. No reserves for uncertain tax positions were recorded as of September 30, 2026, or December 31, 2025. The Company is unaware of any tax positions for which total unrecognized tax benefits could reasonably change materially within the next twelve months. Accordingly, no tax liability or expense, including interest and penalties, has been recorded in the Consolidated Financial Statements. Under applicable statutes of limitations, the Company’s U.S. federal, state, and local tax returns generally remain open for examination for three to five years after filing.

The Company elected to be treated as a RIC under Subchapter M of the Code beginning with its initial taxable year ending December 31, 2025. While it maintains RIC status, the Company generally will not pay corporate U.S. federal income taxes on ordinary income or capital gains distributed to shareholders at least annually.

To qualify and remain qualified as a RIC, the Company must meet certain source-of-income and asset diversification requirements, among other conditions. To receive RIC tax treatment, it must also distribute to shareholders at least 90% of its “investment company taxable income” for each taxable year. This generally consists of ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses.

The Company will also be subject to a 4% nondeductible federal excise tax on undistributed income unless it makes timely distributions each taxable year totaling at least the sum of (1) 98% of ordinary net income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 of that calendar year, and (3) any ordinary income or capital gain net income realized but not distributed in prior years. For this purpose, income and gains on which the Company paid U.S. federal income tax are deemed distributed.

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

The CODM for the Company is Lord Abbett through its Investment Committee, which is responsible for assessing performance and making decisions about resource allocation. The CODM has determined that the Company has a single operating segment based on the fact that the CODM monitors the operating results of the Company as a whole and that the Company’s long-term strategic asset allocation is pre-determined in accordance with the terms of its prospectus, based on a defined investment strategy which is executed by the Company’s portfolio managers as a

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

team. The financial information provided to and reviewed by the CODM is consistent with that presented within the Company’s Consolidated Schedule of Investments, Consolidated Statements of Assets and Liabilities, Consolidated Statements of Operations, Consolidated Statements of Changes in Net Assets and Consolidated Financial Highlights.

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

Pursuant to the Expense Support Agreement, the Company has entered into with the Adviser, the Adviser is obligated to advance all of the Company’s Other Operating Expenses (each, a “Required Expense Payment”) to the effect that such expenses do not exceed 0.70% (on an annualized basis) of the Company’s NAV. Any Required Expense Payment must be paid by the Adviser to the Company in any combination of cash or other immediately available funds and/or offset against amounts due from the Company to the Adviser or its affiliates. “Other Operating Expenses” means the Company’s organizational and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement), excluding the Company’s base management and incentive fees owed to the Adviser, financing fees and costs (other than upfront fees on the Company’s initial credit facility), brokerage commissions, placement agent fees, costs and expenses of distributing and placing the Company’s common shares (“Common Shares”), extraordinary expenses and any interest expenses owed by the Company, all as determined in accordance with U.S. GAAP.

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

No Voluntary Reimbursement Payment for any calendar month shall be made if: (1) the Effective Rate of Distributions Per Share declared by the Company at the time of such Voluntary Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Voluntary Reimbursement Payment relates, (2) the Company’s Operating Expense Ratio at the time of such Voluntary Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Voluntary Reimbursement Payment relates, or (3) the Company’s Other Operating Expenses at the time of such Voluntary Reimbursement Payment exceed 0.70% of the Company’s NAV. “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365-day year) of regular cash distributions per share exclusive of returns of capital and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, if any, and interest expense, by the Company’s net assets. “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with U.S. GAAP for investment companies.

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

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

The following table presents a cumulative summary of the expense payments and reimbursement payments as of September 30, 2026.

For the Quarter Ended	Required Expense Payments by Adviser	Required Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
December 31, 2024	$95	$(39)	$56	December 31, 2027
March 31, 2025	413	—	413	March 31, 2028
June 30, 2025	316	—	316	June 30, 2028
September 30, 2025	310	—	310	September 30, 2028
December 31, 2025	639	—	639	December 31, 2028
March 31, 2026	203	—	203	March 31, 2029
June 30, 2026	195	—	195	June 30, 2029
September 30, 2026	525	—	525	September 30, 2029
Total	$2,696	$(39)	$2,657

Due to / Due From Affiliate

During the three and nine months ended September 30, 2026, the Investment Adviser provided $525 and $923, respectively, of expense support, in accordance with the Expense Support Agreement. During the three and nine months ended September 30, 2025, the Investment Adviser provided $310 and $1,039, respectively, of expense support, in accordance with the Expense Support Agreement. As of September 30, 2026 and December 31, 2025, $378 and $0, respectively, remains receivable from the Adviser and are included in Due from affiliate on the Consolidated Statements of Assets and Liabilities.

Management Fee

Prior to the BDC Election Date, the Company did not incur management fees. Following the BDC Election Date, the Company began to accrue management fees. The management fee is payable monthly in arrears at an annual rate of 1.00% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month, adjusted for any share issuances or repurchases during the applicable month. For purposes of the Advisory Agreement, net assets mean the Company’s total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP. For the three and nine months ended September 30, 2026, the Company recognized $538 and $1,434, respectively, in management fees and the three and nine months ended September 30, 2025, the Company recognized $273 and $409, respectively, in management fees, net of voluntary management fees waived. As of September 30, 2026 and December 31, 2025, $188 and $106 of management fees, respectively, were unpaid and are included in management fees payable on the Consolidated Statements of Assets and Liabilities.

Incentive Fees

The incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee Based on Income

The portion based on our income is based on Pre-Incentive Fee Net Investment Income Returns attributable to our Common Shares. “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayment premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Advisory Agreement and an Administration Agreement with our Administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred stock, but excluding the Incentive Fee and shareholder servicing and/or distribution fees, if any). Shareholders may be charged a

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

fee on an income amount that is higher than the income shareholders may ultimately receive. Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses, or unrealized gain (loss).

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

Prior to the BDC Election Date, the Company did not incur incentive fees. Following the BDC Election Date, the Company began to accrue incentive fees. For the three and nine months ended September 30, 2026, the income based incentive fees were $759 and $1,976, respectively. For the three and nine months ended September 30, 2025, the income based incentive fees were $369 and $652, respectively. As of September 30, 2026 and December 31, 2025, $759 and $429, respectively, of income based incentive fees were unpaid and are included in Income incentive fees payable on the Consolidated Statements of Assets and Liabilities.

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

Prior to the BDC Election Date, the Company did not incur incentive fees. Following the BDC Election Date, the Company began to accrue incentive fees. For the three and nine months ended September 30, 2026, accrued capital gains based incentive fees were $0 and $(85), respectively. For the three and nine months ended September 30, 2025, accrued capital gains based incentive fees were $28 and $63, respectively. The accrual for any capital gains incentive fees under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual. As of September 30, 2026 and December 31, 2025, $0 and $85, respectively, were accrued for capital gains incentive fees and included in capital gains incentive fees payable on the Consolidated Statements of Assets and Liabilities.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Administration Fees

From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services. Unless such expenses are specifically assumed by the Adviser, Administrator or their affiliates under the Advisory Agreement or Administration Agreement, as applicable, the Company will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on the Company’s behalf. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. As of September 30, 2026 and December 31, 2025, the Company owed the Adviser, $205 and $1,161, respectively, for reimbursements under the terms of the Administration Agreement, which are included in Due to affiliate on the Consolidated Statements of Assets and Liabilities.

The Company will pay the Administrator a fee payable monthly in arrears at an annual rate of 0.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month, adjusted for any share issuances or repurchases during the applicable month.

Prior to the BDC Election Date, the Company did not incur administration fees. Following the BDC Election Date, the Company began to accrue administration fees. For the three and nine months ended September 30, 2026, the Company recognized $134 and $358, respectively, of administration fees. For the three and nine months ended September 30, 2025, the Company recognized $68 and $114, respectively, of administration fees. As of September 30, 2026 and as of December 31, 2025, $47 and $27, respectively, of administration fees were unpaid and are included in administration fees payable on the Consolidated Statements of Assets and Liabilities.

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

Subject to any applicable Financial Industry Regulatory Authority, Inc., or FINRA, limitations on underwriting compensation, the Company will pay the Placement Agent a shareholder servicing and/or Distribution Fee, or the Distribution/Servicing Fees, for Common shares equal to 0.85% per annum of the aggregate NAV, as of the beginning of the first calendar day of the applicable month, for the Common shares. The annual Distribution/Servicing Fees are paid by the Company to the Placement Agent pursuant to the Company’s distribution and servicing plan, or the Distribution and Servicing Plan. The Distribution and Service Fees are accrued and payable monthly. For the three and nine months ended September 30, 2026, Distribution and Shareholder Servicing Fees incurred were $457 and $1,219, respectively. For the three and nine months ended September 30, 2025, Distribution and Shareholder Servicing Fees incurred were $232 and $348, respectively. As of September 30, 2026 and December 31, 2025, $160 and $90, respectively, of Distribution and Shareholder Servicing Fees were unpaid and are included in Distribution and Shareholder Servicing Fees payable on the Consolidated Statements of Assets and Liabilities.

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

Controlled/Affiliated Companies

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying Consolidated Financial Statements, including the

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Consolidated Schedule of Investments. The Company has made investments in a joint venture that is considered a controlled/affiliated company. For further information, see “Note 4 - Investments”.

(4)  INVESTMENTS

Fair Value Measurement and Disclosures

The following table shows the composition of the Company’s investment portfolio as of September 30, 2026, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value(1)
First Lien Secured Debt	$449,969	$449,031	$—	$2,941	$446,090	$—
Second Lien Secured Debt	8,718	7,898	—	—	7,898	—
Equity	194	213	—	—	213	—
Investment in Joint Ventures	25,908	25,850	—	—	—	25,850
Total Investments	$484,789	$482,992	$—	$2,941	$454,201	$25,850

(1)	In accordance with ASC 820, the Company’s investment in JV is measured using the net asset value (or its equivalent) as a practical expedient for fair value and has not been classified in the fair value hierarchy.

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

The following table presents changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2026:

	For the nine months ended September 30, 2026
	First Lien Secured Debt	Second Lien Secured Debt	Equity
Fair value, beginning of period	$287,528	$8,730	$110
Purchases	283,616	—	84
Payment-in-kind interest income capitalized	381	—	—
Sales and repayments	(125,506)	—	—
Net (amortization) accretion on investments	1,046	22	—
Net realized gains (losses) on investments	85	—	—
Net change in unrealized gains (losses) on investments	(1,060)	(854)	19
29

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the nine months ended September 30, 2026
	First Lien Secured Debt	Second Lien Secured Debt	Equity
Transfers out of Level 3(1)	$—	$—	$—
Transfers into Level 3(1)	—	—	—
Fair value, end of period	$446,090	$7,898	$213
Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2026	$(747)	$(855)	$19

(1)	For the nine months ended September 30, 2026 there were no transfers out of/into Level 3.

The following table presents changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2025:

	For the nine months ended September 30, 2025
	First Lien Secured Debt	Second Lien Secured Debt
Fair value, beginning of period	$43,714	$—
Purchases, including capitalized PIK	195,549	8,685
Sales and repayments	(20,626)	—
Net (amortization) accretion on investments	370	3
Net realized gains (losses)	—	—
Net change in unrealized gains (losses)	425	—
Transfers out of Level 3(1)	—	—
Transfers into Level 3(1)	—	—
Fair value, end of period	$219,432	$8,688
Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2025	$502	$—

(1)	For the nine months ended September 30, 2025 there were no transfers out of/into Level 3.

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2026, were as follows:

Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average(1)
First Lien Secured Debt	$390,645	Income Approach	Discount Rate	8.03% - 12.85%	9.97%
First Lien Secured Debt	55,445	Market Approach	Transaction Price	n/a	n/a
Second Lien Secured Debt	7,898	Income Approach	Discount Rate	13.18% - 14.18%	13.68%
Equity	129	Market Approach	EBITDA Multiple	10.5x - 12.5x	11.5x
Equity	84	Market Approach	Transaction Price	n/a	n/a
Total Level 3 Investments	$454,201

(1)	Weighted averages are calculated based on fair value of investments.
30

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2026
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

The significant unobservable input used in the market approach is the transaction price to acquire the position. There has been no change to the valuation based on the underlying assumptions used at the closing of such transaction. The significant unobservable inputs used in the income approach is the discount rate. The discount rate is used to discount the estimated future cash flows, which include both future principal and interest payments expected to be received from the underlying investment. An increase/decrease in the discount rate would result in a decrease/ increase, respectively, in the fair value. There have been no material changes to the valuation approaches utilized during the nine months ended September 30, 2026 or the year ended December 31, 2025.

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

The Company and the JV partner have $60 million and $8.6 million, respectively, in total commitments to SBLA II JV, with targeted member ownership interests of approximately 87.5% and 12.5%, respectively. The Company and the JV partner have equal voting rights with respect to the SBLA II JV and the SBLA II JV’s general partner. The SBLA II JV will not be consolidated in the Company’s Consolidated Financial Statements. As of September 30, 2026 and as of December 31, 2025, the Company had commitments of $60 million and $60 million to the SBLA II JV, respectively, of which $34 million and $41 million, respectively, were unfunded.

The following table presents the consolidated schedule of investments of the SBLA II JV as of September 30, 2026.

SBLA Private Credit II LLC
Consolidated Schedule of Investments
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Secured Debt(4) (5)
Aerospace & Defense
Accel International Holdings Inc (Term Loan)	1M S + 4.25%	8.15%	4/26/2032	$12,000	$12,000	$12,000	40.62%
					12,000	12,000	40.62
Automobile Components
ATCDT Corp (Term Loan)	1M S + 3.25%	7.25%	1/25/2028	5,581	5,551	5,581	18.89
					5,551	5,581	18.89
Chemicals
Lenticular Holdings Inc (Term Loan)	3M S + 4.75%	8.79%	9/19/2033	5,089	5,038	5,038	17.05
					5,038	5,038	17.05
Commercial Services & Supplies
KDV Label (Term Loan)	1M S + 3.85%	7.53%	4/30/2029	3,398	3,398	3,372	11.41
31

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
KDV Label (Delayed Draw)(6)	1M S + 3.85%	7.53%	4/30/2029	$232	$232	$221	0.75%
Meridian Waste Acquisitions, LLC (Revolver)(6)	3M S + 3.38%	7.25%	8/30/2029	1,003	1,003	1,003	3.40
Meridian Waste Acquisitions, LLC (Term Loan)	3M S + 3.88%	7.84%	8/30/2029	7,637	7,637	7,637	25.85
Meridian Waste Acquisitions, LLC (Delayed Draw 2026 Term Loan)(6)	3M S + 3.88%	7.61%	8/30/2029	530	530	530	1.79
					12,800	12,763	43.20
Containers & Packaging
Accord Buyer LLC (Term Loan)	1M S + 4.50%	8.50%	5/19/2028	3,423	3,404	3,354	11.35
Accord Buyer LLC (Term Loan B)(6)	1M S + 4.50%	8.50%	5/19/2028	568	568	548	1.86
Schoeneck Containers, LLC (Term Loan)	1M S + 4.10%	8.12%	5/7/2028	3,015	3,015	3,015	10.21
Schoeneck Containers, LLC (Delayed Draw)	1M S + 4.10%	8.12%	5/7/2028	1,540	1,540	1,540	5.21
					8,527	8,457	28.63
Financial Services
Forge Borrower, LLC (Term Loan)	3M S + 4.25%	8.32%	1/31/2033	1,750	1,734	1,750	5.93
MAI Capital Management Intermediate LLC (Term Loan)	3M S + 4.75%	8.82%	8/29/2031	4,759	4,757	4,741	16.05
Trimont Holdings LLC (Term Loan)	3M S + 2.50%	6.32%	2/28/2030	10,200	10,163	10,149	34.35
					16,654	16,640	56.33
Health Care Equipment & Supplies
StateServ Acquisition, Inc. (Term Loan)	3M S + 4.50%	8.25%	7/18/2033	5,749	5,693	5,693	19.27
					5,693	5,693	19.27
Machinery
Iris Acquisition, LLC (Term Loan)	1M S + 5.00%	8.77%	6/9/2033	12,500	12,378	12,375	41.89
LR Purchaser LLC (Term Loan)	1M S + 4.25%	7.93%	3/19/2031	10,841	10,693	10,692	36.19
Rental Equipment Investment Co. (Term Loan)	6M S + 5.00%	8.85%	10/8/2030	12,406	12,277	12,282	41.57
					35,348	35,349	119.65
Pharmaceuticals
MRO Maryruth LLC (Term Loan A 1st Amendment)	3M S + 3.75%	7.80%	9/30/2030	4,174	4,153	4,153	14.06
					4,153	4,153	14.06
Real Estate Management & Development
Royal Property Company Borrower LLC (Term Loan A)	1M S + 3.75%	7.65%	5/1/2030	5,914	5,883	5,899	19.97
Royal Property Company Borrower LLC (Term Loan B)	1M S + 5.25%	9.15%	5/1/2031	1,534	1,521	1,520	5.14
Royal Property Company Borrower LLC (Delayed Draw)(6)	1M S + 3.75%	N/A	5/1/2031	—	(10)	(19)	(0.06)
					7,394	7,400	25.05
Specialty Retail
Alliance Mobile Inc (Revolver)(6)	3M S + 3.50%	N/A	8/17/2031	—	(2)	—	—
Alliance Mobile Inc (Term Loan 2026 6th Amendment)	3M S + 3.50%	7.24%	8/17/2031	8,680	8,680	8,680	29.38
					8,678	8,680	29.38
Textiles, Apparel & Luxury Goods
Colorescience Inc (Term Loan)	3M S + 4.25%	8.32%	1/23/2032	1,581	1,566	1,581	5.35
					1,566	1,581	5.35
Total First Lien Secured Debt					$123,402	$123,335	417.48%
Total Investments at fair value					$123,402	$123,335	417.48%

(1)	Unless otherwise indicated, debt investments held by the SBLA II JV are denominated in U.S. dollars and are income producing. All investments are pledged as collateral under a credit facility, unless otherwise indicated.

(2)	Unless otherwise indicated, each loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), which generally resets periodically. For each loan, the SBLA II JV has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of September 30, 2026.

(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with U.S. GAAP.

(4)	Unless otherwise indicated, issuers of debt held by the SBLA II JV are domiciled in the United States.
32

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(5)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 - Investments”).

(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from the unfunded commitment being valued below par and/or unamortized fees, which are capitalized to the investment cost. As of September 30, 2026, the total unfunded loan commitment was approximately $9.8 million.

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
First Lien Secured Debt(4) (5)
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
33

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Professional Services
Investor Group Services LLC (Term Loan)	1M S + 3.25%	7.04%	10/21/2027	$5,108	$5,067	$5,064	23.61
					5,067	5,064	23.61
Real Estate Management & Development
Royal Property Company Borrower LLC (Term Loan)	1M S + 3.75%	7.47%	2/2/2028	6,033	5,984	6,018	28.06
					5,984	6,018	28.06
Specialty Retail
Alliance Mobile Inc (Term Loan)	3M S + 3.50%	7.32%	8/1/2028	6,410	6,375	6,378	29.74
Alliance Mobile Inc (Term Loan)	3M S + 3.50%	7.32%	8/1/2028	965	957	960	4.48
Alliance Mobile Inc (Delayed Draw)	3M S + 3.50%	7.32%	8/1/2028	598	598	595	2.77
M&M Thrift Management Company LLC (Term Loan)	3M S + 2.25%	6.02%	12/1/2026	4,392	4,366	4,370	20.38
					12,296	12,303	57.37
Total First Lien Secured Debt					$95,998	$96,007	447.69%
Total Investments at Fair Value					$95,998	$96,007	447.69%

(1)	Unless otherwise indicated, debt investments held by the SBLA II JV are denominated in USD and are income producing. All investments are pledged as collateral under a credit facility, unless otherwise indicated.

(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), which generally resets periodically. For each loan, the SBLA II JV has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of December 31, 2025.

(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with U.S. GAAP.

(4)	Unless otherwise indicated, issuers of debt held by the SBLA II JV are domiciled in the United States.

(5)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 - Investments”).

(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from the unfunded commitment being valued below par and/or unamortized fees, which are capitalized to the investment cost. As of December 31, 2025, the total unfunded loan commitment was approximately $7.2 million.

The following table presents the selected statements of assets and liabilities information of the SBLA II JV as of September 30, 2026 and December 31, 2025.

SBLA Private Credit II LLC
Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	September 30, 2026	December 31, 2025
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost $123,402 and $95,998, respectively)	$123,335	$96,007
Cash and cash equivalents	4,125	6,099
Interest receivable from non-controlled/non-affiliated investments	968	410
Receivable for investments sold	76	—
Total assets	$128,504	$102,516

LIABILITIES
Debt (net of deferred financing costs $1,013 and $1,181, respectively)	$96,237	$78,919
Interest payable	1,537	1,361
Distribution payable	846	559
Professional fees payable	189	123
Due to affiliate	90	72
34

Lord Abbett Private Credit Fund S
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	September 30, 2026	December 31, 2025
Administration fees payable	$47	$37
Accrued expenses and other liabilities	15	—
Total liabilities	$98,961	$81,071
MEMBERS’ EQUITY
Members’ equity	$29,543	$21,445
Total members’ equity	$29,543	$21,445
Total liabilities and members’ equity	$128,504	$102,516

SBLA Private Credit II LLC
Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table presents the selected consolidated statements of operations information of the SBLA II JV for the three and nine months ended September 30, 2026, as well as the three months ended September 30, 2025, and the period from May 6, 2025 (commencement of operations) to September 30, 2025:

	For the three months ended September 30, 2026	For the three months ended September 30, 2025	For the nine months ended September 30, 2026	For the period from May 06, 2025 (commencement of operations) to September 30, 2025
Investment income
Non-controlled/non-affiliated investments:
Interest income	$2,550	$1,902	$6,924	$2,536
Fee income	53	27	109	14
Total investment income	$2,603	$1,929	$7,033	$2,550

Expenses
Interest expense	$1,608	$1,378	$4,459	$1,799
Professional fees	74	37	166	71
Administration fees	47	31	127	41
Other general & administrative	30	—	100	—
Total expenses	$1,759	$1,446	$4,852	$1,911
Net expenses	$1,759	$1,446	$4,852	$1,911
Net investment income (loss)	$844	$483	$2,181	$639

Net realized gain (loss) and change in unrealized appreciation (depreciation)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$80	$98	$(76)	$98
Net change in unrealized appreciation (depreciation)	$80	$98	$(76)	$98
Net realized gain (loss) and change in unrealized appreciation (depreciation)	$80	$98	$(76)	$98
Net increase (decrease) in net assets resulting from operations	$924	$581	$2,105	$737

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

September 30, 2026

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the ING Revolving Credit Facility accrue interest at a rate per annum equal to the relevant rate plus an applicable margin of (a) with respect to any ABR Loan, (i) 0.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 0.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount; (b) with respect to any Term Benchmark Loan, (i) 1.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 1.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount, and (c) with respect to any RFR Loans, (i) 1.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 1.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount. In addition, the Company will pay a non-usage fee of 0.375% on the average daily unused amount of the revolving commitments under the ING Revolving Credit Facility. Capitalized terms are as defined in the Credit Agreement. On October 17, 2025, the Company increased the available borrowing capacity of the ING Revolving Credit Facility to $125 million. As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the ING Revolving Credit Facility.

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

September 30, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The Borrower may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the BNP ABL Credit Facility accrue interest at a rate per annum equal to the Base Rate plus an applicable margin of 2.00% during the Reinvestment Period and 2.50% following the Reinvestment Period. In addition, the Borrower will pay a non-usage fee that is determined based on the percentage of the Maximum Facility Amount that remains unused, as follows: any Unused Amount during the nine months following the Closing Date, the applicable non-usage fee is 0.50%; any Unused Amount following the nine-month anniversary of the Closing date, (i) if the Unused Amount is greater than or equal to 75% of the Maximum Facility Amount, the non-usage fee shall equal the Applicable Margin; (ii) if the Unused Amount is less than 75% but greater than or equal to 50% of the Maximum Facility Amount, the non-usage fee shall be 1.25%; (iii) if the Unused Amount is less than 50% but greater than or equal to 25% of the Maximum Facility Amount, the non-usage fee shall be 0.75%; and (iv) if the Unused Amount is less than 25% of the Maximum Facility Amount, the non-usage fee shall be 0.00%. As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the BNP ABL Credit Facility.

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

The Company’s outstanding debt obligations were as follows:

	As of September 30, 2026
	Aggregate Borrowing Capacity	Outstanding Principal	Less Unamortized Deferred Financing Costs	Carrying Value per Consolidated Statement of Assets and Liabilities
BNP ABL Credit Facility	$250,000	$195,240	$2,494	$192,746
ING Revolving Credit Facility	125,000	73,229	1,446	71,783	(1)
Total	$375,000	$268,469	$3,940	$264,529

(1)	Net of ($2) in unrealized depreciation related to foreign currency translations.

The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2026.

	As of December 31, 2025
	Aggregate Borrowing Capacity	Outstanding Principal	Less Unamortized Deferred Financing Costs	Carrying Value per Consolidated Statement of Assets and Liabilities
BNP ABL Credit Facility	$250,000	$113,200	$2,831	$110,369
ING Revolving Credit Facility	125,000	82,327	1,691	80,636	(1)
Total	$375,000	$195,527	$4,522	$191,005

(1)	Net of ($28) in unrealized depreciation related to foreign currency translations.

The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2025.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The components of interest expense were as follows for the three and nine months ended September 30, 2026, and September 30, 2025:

	For the three months ended September 30, 2026	For the three months ended September 30, 2025	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Borrowing interest expense	$3,515	$2,186	$9,200	$4,774
Facility unused fee	75	229	421	326
Amortization of deferred financing costs	253	237	764	469
Total	$3,843	$2,652	$10,385	$5,569

The following table summarizes the average debt outstanding and the weighted average interest cost:

	For the three months ended September 30, 2026	For the three months ended September 30, 2025	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Weighted average interest rate (1)	5.92%	6.42%	5.83%	6.53%
Weighted average debt outstanding	$238,307	$136,503	$211,790	$98,115

(1)	Excludes facility unused fees and amortization of deferred financing costs.

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2026 and December 31, 2025, the Company had $139,064 and $76,752, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans.

As of September 30, 2026 and December 31, 2025, $34 million and $41 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to the SBLA II JV.

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(7)  SHAREHOLDERS’ CAPITAL

The following table summarizes the total Common Shares issued and proceeds received from the closings of the Company’s continuous private offerings that occurred for the nine months ended September 30, 2026.

Date Received	Shares Issued		Proceeds Received
January 2, 2026	502,788		$12,625
February 2, 2026	760,191		19,058
March 2, 2026	1,149,666		28,592
April 1, 2026	377,517		9,336
May 1, 2026	102,024		2,520
June 1, 2026	137,784		3,395
July 1, 2026	263,174		6,503
August 3, 2026	209,520		5,163
September 1, 2026	565,990		13,946
Total	4,068,654		$101,138

The following table summarizes the total Common Shares issued and proceeds received from the closings of the Company’s continuous private offerings that occurred for the nine months ended September 30, 2025.

Date Received	Shares Issued		Proceeds Received
February 12, 2025	N/A	(1)	$7,500
February 27, 2025	N/A	(1)	14,300
March 28, 2025	N/A	(1)	15,000
April 30, 2025	1,000,801		25,000
June 30, 2025	796,178		20,000
August 1, 2025	318,835		8,003
September 2, 2025	199,203		5,000
Total	2,315,017		$94,803

(1)	Prior to the Conversion Date, the Company did not issue shares.

As of September 30, 2026 and as of December 31, 2025, Lord Abbett and certain registered investment companies and other pooled vehicles advised by Lord Abbett collectively own approximately 60% and 100%, respectively, of the Company.

Distribution Reinvestment Plan

Shareholders whose Common Shares are registered with State Street Bank and Trust Company (the “Agent”) will automatically be enrolled (the “Participants”) in the Company’s Dividend Reinvestment Plan (the “DRIP”). The Company will declare its income dividends or capital gains or other distributions (“Distributions”) payable in Common Shares, or, at the option of shareholders, in cash. Therefore, each Participant will have all Distributions, net of any applicable U.S. withholding taxes, on his or her Common Shares automatically reinvested (net of applicable withholding tax) in additional Common Shares, unless such Participant elects to receive such Distributions in cash by contacting the Agent. An election to receive cash may be revoked or reinstated at the election of the shareholders. On the payment date for a Distribution, the Agent shall receive newly issued Common Shares (“Additional Shares”), including fractions, from the Company for each Participant’s account.The number of Additional Shares to be credited shall be determined by dividing the dollar amount of the Distribution by the net asset value per Common Share on the payment date. The net asset value per Common Share on a particular date shall be the amount calculated on that date (or if not calculated on such date, the amount most recently calculated) by or on behalf of the Company in accordance with the Company’s current private placement memorandum. It is contemplated that the Company will pay dividends at least quarterly. If, for any reason beyond the control of the Agent, reinvestment of the Distributions cannot be completed within thirty (30) days after the applicable payment date for such Distribution, funds held by the Agent on behalf of a Participant will be distributed to that Participant.

The following table summarizes the Company’s distributions declared, paid and payable for the nine months ended September 30, 2026:

Date Declared	Record Date	Payment Date	Per Share	Total Amount
January 23, 2026	January 31, 2026	February 25, 2026	$0.19	$1,060
February 24, 2026	February 28, 2026	March 26, 2026	0.19	1,203
39

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Date Declared	Record Date	Payment Date	Per Share	Total Amount
March 23, 2026	March 31, 2026	April 29, 2026	$0.19	$1,423
April 20, 2026	April 30, 2026	May 29, 2026	0.19	1,495
May 26, 2026	May 31, 2026	June 26, 2026	0.19	1,516
June 23, 2026	June 30, 2026	July 28, 2026	0.19	1,544
July 21, 2026	July 31, 2026	August 27, 2026	0.19	1,595
August 24, 2026	August 31, 2026	September 28, 2026	0.19	1,636
September 21, 2026	September 30, 2026	October 29, 2026	0.19	1,746
Total				$13,218

The following table summarizes the amounts received and Common Shares issued to shareholders who have participated in the DRIP for the nine months ended September 30, 2026:

Payment Date	DRIP Shares Issued	Amount per Share	DRIP Shares Value
February 25, 2026	189	$25.07	$5
March 26, 2026	1,588	24.87	39
April 29, 2026	4,807	24.73	119
May 29, 2026	6,677	24.70	165
June 26, 2026	7,017	24.64	175
July 28, 2026	7,548	24.71	186
August 27, 2026	8,488	24.64	209
September 28, 2026	9,186	24.64	225
Total	45,500		$1,123

The following table summarizes the Company’s distributions declared and paid for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Per Share		Total Amount
March 28, 2025	March 28, 2025	March 28, 2025	$	N/A(1)	$984
June 30, 2025	June 30, 2025	July 10, 2025		0.45	1,850
July 24, 2025	July 31, 2025	August 27, 2025		0.21	914
August 25, 2025	August 31, 2025	September 26, 2025		0.21	923
September 23, 2025	September 30, 2025	October 28, 2025		0.19	873
Total					$5,544

(1)	Prior to the Conversion Date, the Company had no shares outstanding.

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

September 30, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

On July 30, 2026, under the Company’s share repurchase program, the Company made a tender offer to purchase up to 398,953.88 Common Shares, which represents approximately 5% of the Company’s outstanding shares as of May 31, 2026. The tender offer was for cash at a price equal to the net asset value per share as of September 30, 2026. The offer expired at 11:59 P.M., Eastern Time, on August 27, 2026. No shares were validly tendered prior to the expiration of the offer.

(8)  CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the consolidated financial highlights for the nine months ended September 30, 2026:

For the nine months ended September 30, 2026
Per Share Data
Net asset value, beginning of period	$25.11
Net investment income (loss)(1)	1.64
Net realized and unrealized gain (loss)(2)	(0.36)
Net increase (decrease) in net assets resulting from operations	1.28
Distributions declared from net investment income(3)	(1.71)
Total increase (decrease) in net assets	(0.43)
Net asset value, end of period	24.68
Common Shares outstanding at end of period	9,187,784
Total return based on net asset value(4)	5.3%
Ratio/Supplemental Data:
Net assets at end of period	$226,774
Ratio of expenses before expense reimbursement to average net asset value(5)	11.8%
Ratio of net expenses to average net asset value(5)	11.2%
Ratio of net investment income to average net asset value(5)	8.9%
Asset coverage ratio	184%
Portfolio turnover	31%

(1)	Per share data has been derived based on the weighted average number of shares outstanding for the nine months ended September 30, 2026.
(2)	Net unrealized and realized gain (loss) per share may not correlate to the aggregate of the net realized and unrealized gain (loss) in the Consolidated Statement of Operations, primarily due to the timing of the issuance of the Company’s Common Shares.
(3)	The tax character of distributions is determined based on the total amount of taxable income for the full tax year and cannot be confirmed until after the close of the tax year. Accordingly, the tax character of the Company’s distributions as denoted herein may be re-characterized later based on taxable income for the full tax year.
(4)	Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company’s dividend reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any. Total returns for periods of less than 1 year are not annualized.
(5)	Annualized for the nine months ended September 30, 2026.

The following are the Consolidated financial highlights for the nine months ended September 30, 2025:

For the nine months ended September 30, 2025
Per Share Data
Net asset value, at March 31, 2025	$25.06
Net investment income (loss)(1)	1.13
Net realized and unrealized gain (loss) (2)	(0.05)
Net increase (decrease) in net assets resulting from operations	1.08
Distributions Declared (6)	(1.06)
Total increase (decrease) in net assets	0.02
Net asset value, end of period	25.08
Common Shares outstanding at end of period	4,595,017
Total return Based on net asset value (4)	7.75%
41

Lord Abbett Private Credit Fund S

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

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

(2) Net realized and unrealized gain (loss) per share does not correlate to the aggregate of the net realized and unrealized gain(loss) in the Statement of Operations, primarily due to the timing of the issuance of the Company’s common shares.

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

Distributions

On October 19, 2026, the Company declared a distribution of approximately $0.19 per share to shareholders of record as of October 31, 2026 to be paid on or about November 24, 2026.

October and November Subscriptions

The Company received $9.7 million ($4.2 million of which was received prior to or on September 30, 2026 and is recorded in Subscriptions received in advance in our Consolidated Statements of Assets and Liabilities) of proceeds relating to the issuance of Common Shares for subscriptions effective October 1, 2026 and November 2, 2026.

Share Repurchases

On October 29, 2026, under the Company’s share repurchase program, the Company made a tender offer to purchase up to 430,630.38 Common Shares, which represents approximately 5% of the Company’s outstanding shares as of August 31, 2026. The tender offer was for cash at a price equal to the net asset value per share as of December 31, 2026. The offer will expire at 11:59 P.M., Eastern Time, on November 30, 2026.

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

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation, by primarily focusing on directly originated, senior secured loans to U.S. middle-market companies.

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

Revenue

We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts. In addition, we generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and possibly consulting fees.

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

No Voluntary Reimbursement Payment for any calendar month shall be made if: (1) the Effective Rate of Distributions Per Share declared by the Company at the time of such Voluntary Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Voluntary Reimbursement Payment relates, (2) the Company’s Operating Expense Ratio at the time of such Voluntary Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Voluntary Reimbursement Payment relates, or (3) the Company’s Other Operating Expenses at the time of such Voluntary Reimbursement Payment exceed 0.70% of the Company’s NAV. “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365-day year) of regular cash distributions per share exclusive of returns of capital and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, if any, and interest expense, by the Company’s net assets. “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

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

The following table presents a cumulative summary of the expense payments and reimbursement payments since the Company’s commencement of operations:

For the Quarter Ended	Required Expense Payments by Adviser	Required Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
December 31, 2024	$95	$(39)	$56	December 31, 2027
March 31, 2025	413	—	413	March 31, 2028
June 30, 2025	316	—	316	June 30, 2028
September 30, 2025	310	—	310	September 30, 2028
December 31, 2025	639	—	639	December 31, 2028
March 31, 2026	203	—	203	March 31, 2029
June 30, 2026	195	—	195	June 30, 2029
September 30, 2026	525	—	525	September 30, 2029
Total	$2,696	$(39)	$2,657

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio is presented below:

	As of September 30, 2026			As of December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Secured Debt	$449,969	$449,031	93%	$290,356	$291,011	91%
Second Lien Secured Debt	8,718	7,898	2	8,695	8,730	3
Equity	194	213	—(a)	110	110	—(a)
Investments in Joint Venture	25,908	25,850	5	18,756	18,764	6
Total Investments at Fair value	$484,789	$482,992	100%	$317,917	$318,615	100%

(a)	Amount is less than 1%

Our debt portfolio displayed the following characteristics of each of our investments:

	September 30, 2026	December 31, 2025
Number of portfolio companies	68	40
Percentage of performing debt bearing a floating rate	100%	100%
Percentage of performing debt bearing a fixed rate	0%	0%
Percentage of our total portfolio on non-accrual	0%	0%

The following table presents information concerning portfolio companies to which the Company has made loans:

Portfolio Company Metrics(1):
Median 12-month EBITDA:	$96 million(2)(7)
Weighted average net leverage:	4.8x(2)(3)
Weighted average loan to value:	41%(2)(4)
Weighted average interest coverage:	2.4x(2)(5)
Weighted average yield on debt investments, at cost:	9.5%(6)

(1)	Amounts were derived from the most recently available financial statements provided by portfolio companies which have not been independently verified by us and may reflect a normalized or adjusted amount. Such amounts have not been independently estimated by us, and accordingly, we take no responsibility for such numbers and make no representation or warranty in respect of this information.

(2)	Metrics exclude one liquid loan. Metrics also exclude one recurring revenue investment, which are investments in portfolio companies in which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA. Weighted average metrics are calculated as a percentage of funded par value of debt investments.

(3)	Net leverage is the ratio of total senior debt minus cash divided by EBITDA and taking into account leverage through the tranche to which the Company is a lender.

(4)	Calculated using total senior debt minus cash divided by total enterprise value estimated by the private equity sponsor or market comparables and taking into account leverage through the tranche to which the Company is a lender.

(5)	Interest coverage for a particular portfolio company is calculated by taking EBITDA and dividing by annualized latest reported interest expense.
45

(6)	Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, plus the annual unused fees, as applicable on debt securities divided by (b) total debt investments at cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.

(7)	For the portfolio companies included in the calculation above, median 12-month EBITDA at the time of the Company’s initial investment was $82 million.

Investment Activity

Our investment activity is presented below:

	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Investment Activity
Investments, beginning of period	$318,615	$43,714
New investments purchased	290,851	226,452
Payment-in-kind interest income capitalized	381	—
Investments sold or repaid	(125,535)	(20,628)
Net accretion of discount on investments	1,087	376
Net realized gain (loss) on investments	87	—
Net change in unrealized appreciation (depreciation)	(2,494)	586
Investments, end of period	$482,992	$250,500

Portfolio Companies
Portfolio Companies Beginning Period	40	5
Number of new investment commitments in portfolio companies	34	22
Number of investment commitments exited or fully repaid	6	1
Number of Portfolio Companies at period end	68	26
Count of industries	26	16

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the three months ended September 30, 2026	For the three months ended September 30, 2025
Total investment income	$10,829	$6,017
Less: Net expenses	5,976	3,694
Net investment income before taxes	4,853	2,323
Net investment income after taxes	4,853	2,323
Net change in unrealized appreciation (depreciation)	(66)	225
Net realized gain (loss)	—	—
Net increase (decrease) in net assets resulting from operations	$4,787	$2,548

	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Total investment income	$28,630	$12,346
Less: Net expenses	15,937	7,150
Net investment income before taxes	12,693	5,196
Net investment income after taxes	12,693	5,196
Net change in unrealized appreciation (depreciation)	(2,469)	586
Net realized gain (loss)	87	—
Net increase (decrease) in net assets resulting from operations	$10,311	$5,782

Investment Income

For the three months ended September 30, 2026, total investment income increased by $4.8 million to $10.8 million, compared to $6.0 million for the corresponding period in 2025. The increase was primarily attributable to continued capital deployment and the resulting growth in our investment portfolio, which contributed to higher interest income. The fair value of our investment portfolio increased to $483 million as of September 30, 2026, compared to $251 million as of September 30, 2025. We expect investment income to fluctuate based on several factors, including the pace of new investment originations, repayments, changes in portfolio composition and prevailing interest rates. The composition of our investment income for the three and nine months ended September 30, 2026 and for the three and nine months ended September 30, 2025 was as follows (dollars in thousands):

	For the three months ended September 30, 2026	For the three months ended September 30, 2025
Investment income:
Non-controlled/non-affiliated investments:
Interest income	$9,551	$5,431
Payment-in-kind interest income	129	—
Fee income	409	161
Controlled/affiliated investments:
Dividend income	740	425
Total Investment Income	$10,829	$6,017
46

	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Investment income:
Non-controlled/non-affiliated investments:
Interest income	$25,410	$11,385
Payment-in-kind interest income	381	—
Fee income	930	399
Controlled/affiliated investments:
Dividend income	1,909	562
Total Investment Income	$28,630	$12,346

Expenses:

Expenses were as follows:

	For the three months ended September 30, 2026	For the three months ended September 30, 2025
Expenses:
Interest expense	$3,843	$2,652
Income incentive fees	759	369
Professional fees	630	363
Management fees	538	273
Distribution and shareholder servicing fees	457	232
Other general & administrative	140	19
Administration fees	134	68
Organizational costs	—	—
Capital gains incentive fees	—	28
Total expenses	$6,501	$4,004
Expense reimbursement	(525)	(310)
Management fees waived	—	—
Net expenses	$5,976	$3,694

	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Expenses:
Interest expense	$10,385	$5,569
Income incentive fees	1,976	652
Professional fees	1,270	753
Management fees	1,434	457
Distribution and shareholder servicing fees	1,219	348
Other general & administrative	303	101
Administration fees	358	114
Organizational costs	—	180
Capital gains incentive fees	(85)	63
Total expenses	$16,860	$8,237
Expense reimbursement	(923)	(1,039)
Management fees waived	—	(48)
Net expenses	$15,937	$7,150

Total expenses before expense support for the three and nine months ended September 30, 2026, consisted primarily of interest and debt financing expenses, management fees, income based incentive fees, and professional fees, including accounting, reporting and legal expenses. Total expenses before expense support increased for the three and nine months ended September 30, 2026, compared to the corresponding periods in 2025, primarily due to higher interest and debt financing expenses resulting from increased borrowings to support portfolio growth, higher management fees attributable to an increase in the Company’s average net assets, and higher income-based incentive fees resulting from increased investment income. We expect total expenses to increase as we continue to deploy capital and utilize borrowings to support the growth of our investment portfolio.

Interest and Other Financing Expenses

Interest expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs for the three and nine months ended September 30, 2026 were $3,843 and $10,385, respectively. Total interest expense (including unused commitment fees, amortization of debt issuance costs and deferred financing costs) for the three and nine months ended September 30, 2025, was approximately $2,652 and $5,569, respectively. The increase in total interest expense was primarily attributable to the growth of our investment portfolio and the corresponding increase in borrowings under our credit facilities to finance additional investment activity. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three and nine months ended September 30, 2026, was 5.92% and 5.83%, respectively. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three and nine months ended September 30, 2025, was 6.42% and 6.53%, respectively.

47

Net realized gain (loss) and change in unrealized appreciation (depreciation)

Net realized gain (loss) and change in unrealized appreciation (depreciation) were as follows:

	For the three months ended September 30, 2026	For the three months ended September 30, 2025
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$—	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(137)	138
Controlled/affiliated investments	71	87
Net realized gain (loss) and change in unrealized appreciation (depreciation)	$(66)	$225

	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$87	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(2,403)	499
Controlled/affiliated investments	(66)	87
Net realized gain (loss) and change in unrealized appreciation (depreciation)	$(2,382)	$586

For the three and nine months ended September 30, 2026, net realized gain (loss) and change in unrealized appreciation (depreciation) were $(66) and $(2,382), respectively, which were primarily the result of the changes in spreads in the primary and secondary markets.

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

Our primary use of cash is investments in portfolio companies, payments of our expenses, funding repurchases under our share repurchase program and payment of cash distributions to our shareholders. Details of our credit facilities are described in “Item 1: Consolidated Financial Statements --Notes to Consolidated Financial Statements --Note 5. Debt.” The average debt-to-equity leverage ratio for the three months ended September 30, 2026 was approximately 1.09x. We may also, from time to time, enter into new credit facilities, increase the size of existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

48

Unregistered Sales of Equity Securities

The following table summarizes the total Common Shares issued and proceeds received from the closings of the Company’s continuous private offerings that occurred for the nine months ended September 30, 2026.

Date Received	Shares Issued	Proceeds Received
January 2, 2026	502,788	$12,625
February 2, 2026	760,191	19,058
March 2, 2026	1,149,666	28,592
April 1, 2026	377,517	9,336
May 1, 2026	102,024	2,520
June 1, 2026	137,784	3,395
July 1, 2026	263,174	6,503
August 3, 2026	209,520	5,163
September 1, 2026	565,990	13,946
Total	4,068,654	$101,138

The following table summarizes the total Common Shares issued and proceeds received from the closings of the Company’s continuous private offerings that occurred for the nine months ended September 30, 2025.

Date Received	Shares Issued	Proceeds Received
February 12, 2025	N/A(1)	$7,500
February 27, 2025	N/A(1)	14,300
March 28, 2025	N/A(1)	15,000
April 30, 2025	1,000,801	25,000
June 30, 2025	796,178	20,000
August 1, 2025	318,835	8,003
September 2, 2025	199,203	5,000
Total	2,315,017	$94,803

(1)	Prior to the Conversion Date, the Company did not issue shares.

Distributions

The following table summarizes the Company’s distributions declared, paid and payable for the nine months ended September 30, 2026:

Date Declared	Record Date	Payment Date	Per Share	Total Amount

January 23, 2026	January 31, 2026	February 25, 2026	$0.19	$1,060
February 24, 2026	February 28, 2026	March 26, 2026	0.19	1,203
March 23, 2026	March 31, 2026	April 29, 2026	0.19	1,423
April 20, 2026	April 30, 2026	May 29, 2026	0.19	1,495
May 26, 2026	May 31, 2026	June 26, 2026	0.19	1,516
June 23, 2026	June 30, 2026	July 28, 2026	0.19	1,544
July 21, 2026	July 31, 2026	August 27, 2026	0.19	1,595
August 24, 2026	August 31, 2026	September 28, 2026	0.19	1,636
September 21, 2026	September 30, 2026	October 29, 2026	0.19	1,746
Total				$13,218

The following table summarizes the Company’s distributions declared, paid and payable for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Per Share	Total Amount

March 28, 2025	March 28, 2025	March 28, 2025	N/A(1)	984
June 30, 2025	June 30, 2025	July 10, 2025	0.45	1,850
July 24, 2025	July 31, 2025	August 27, 2025	0.21	914
August 25, 2025	August 31, 2025	September 26, 2025	0.21	923
September 23, 2025	September 30, 2025	October 28, 2025	0.19	873
Total				$5,544

(1)	Prior to the Conversion Date, the Company had no shares outstanding
49

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

The following table summarizes the amounts received and Common Shares issued to shareholders who have participated in the DRIP for the nine months ended September 30, 2026:

Payment Date	DRIP Shares Issued	Amount per Share	DRIP Shares Value
February 25, 2026	189	$25.07	$5
March 26, 2026	1,588	24.87	39
April 29, 2026	4,807	24.73	119
May 29, 2026	6,677	24.70	165
June 26, 2026	7,017	24.64	175
July 28, 2026	7,548	24.71	186
August 27, 2026	8,488	24.64	209
September 28, 2026	9,186	24.64	225
Total	45,500		$1,123

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

On July 30, 2026, under the Company’s share repurchase program, the Company made a tender offer to purchase up to 398,953.88 Common Shares, which represents approximately 5% of the Company’s outstanding shares as of May 31, 2026. The tender offer was for cash at a price equal to the net asset value per share as of September 30, 2026. The offer expired at 11:59 P.M., Eastern Time, on August 27, 2026. No shares were validly tendered prior to the expiration of the offer.

Debt

The Company’s outstanding debt obligations were as follows:

	As of September 30, 2026
	Aggregate Borrowing Capacity	Outstanding Principal		Less Unamortized Deferred Financing Costs	Carrying Value per Consolidated Statement of Assets and Liabilities
BNP ABL Credit Facility	$250,000	$195,240		$2,494	$192,746
ING Revolving Credit Facility	125,000	73,229	(1)	1,446	71,783
Total	$375,000	$268,469		$3,940	$264,529

(1)	Net of ($2) in unrealized depreciation related to foreign currency translations
50

	As of December 31, 2025
	Aggregate Borrowing Capacity	Outstanding Principal		Less Unamortized Deferred Financing Costs	Carrying Value per Consolidated Statement of Assets and Liabilities
BNP ABL Credit Facility	$250,000	$113,200		$2,831	$110,369
ING Revolving Credit Facility	125,000	82,327	(1)	1,691	80,636
Total	$375,000	$195,527		$4,522	$191,005

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

51

RELATED PARTY TRANSACTIONS

See Note 3 to the Consolidated Financial Statements for information on the Company’s related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including portfolio valuation risk, market risk and risk related to interest rates.

Portfolio Valuation Risk

The Adviser, subject to the oversight of the Board, will determine the valuation of the Company’s investments. It is expected that most of the Company’s investments will not have readily available market quotations, which will require the Adviser to estimate, in accordance with the Adviser’s valuation policies, the fair value of such investments on the valuation date. Fair value pricing is based on subjective judgments, and it is possible that the fair value of a security may differ materially from the value that would be realized if the security were sold. Absent bad faith or manifest error, valuation determinations of the Adviser will be conclusive and binding on the Company’s investors.

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

Payment-in-Kind Interest Risk

Certain of the Company’s debt investments contain provisions providing for the payment of payment-in-kind (“PIK”) interest. PIK instruments generally represent a significantly higher credit risk than non-PIK instruments. The interest rate on PIK instruments is often relatively higher than non-PIK instruments, which reflect the payment deferral and increased credit risk associated with these instruments. In addition, PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral. Further, even if the conditions for income accrual under U.S. GAAP are satisfied, a borrower could default when actual payment is due upon the maturity of the loan. Receipt of PIK interest also increases the Company’s exposure to the issuer and its associated risks, including credit risk.

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

As of September 30, 2026, approximately 100.0% of our debt investments were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2026, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of September 30, 2026):

	Interest Income	Interest Expense	Net Income
Up 100 basis points	4,722	2,684	2,038
Up 50 basis points	2,361	1,342	1,019
Down 50 basis points	(2,361)	(1,342)	(1,019)
Down 100 basis points	(4,722)	(2,684)	(2,038)
Down 200 basis points	(9,444)	(5,368)	(4,076)
52

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed under Item 1A of our Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks disclosed in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results. During the fiscal quarter ended September 30, 2026, there have been no material changes to the risk factors set forth in our Form 10-K except for the following:

Illiquid Investments and Restrictions on Withdrawal. An investment in the Company is suitable only for certain sophisticated investors that have no need for immediate liquidity in respect of their investment and who can accept the risks associated with investing in illiquid investments.

53

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 7 - Shareholders’ Capital” in this Report for the issuance of Common Shares for the three months ended September 30, 2026. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

54

Item 6. Exhibits and Financial Statement Schedules

(a) Exhibits

The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1*	Certificate of Trust
3.2*	Amended and Restated Declaration of Trust
3.3*	Bylaws
31.1****	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2****	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*****	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*****	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS****	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH****	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104****	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56724) filed on April 1, 2025.
****	Filed herewith
*****	Furnished herewith
55

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lord Abbett Private Credit Fund S

Date: November 12, 2026	/s/ Stephan Kuppenheimer
Stephan Kuppenheimer
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	/s/ Salvatore Dona
Salvatore Dona
Chief Financial Officer and Treasurer
(Principal Financial Officer)
56